Form 10-Q
period 1996-03-31
CALGENE INC /DE/
filed 1996-05-15
CIK 1011134

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-14802

                                  Calgene, Inc.
             (Exact name of registrant as specified in its charter)

                    Delaware                           68-0369863
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

               1920 Fifth Street,
                Davis, California                           95616
    (Address of principal executive offices)              (Zip Code)

                                 (916) 753-6313
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X      Yes                 No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock Outstanding at April 30, 1996: 60,443,115 shares

                                  CALGENE, INC.

                                      INDEX


                                                                       Page No.
                                                                       --------
Part I.  Financial Information (unaudited)

         Condensed consolidated balance sheets -
         March 31, 1996 and June 30, 1995 ................................4

         Condensed consolidated statements of operations -
         three months ended March 31, 1996 and 1995
         and nine months ended March 31, 1996 and 1995....................5

         Condensed consolidated statements of cash flows -
         nine months ended March 31, 1996 and 1995 .......................6

         Notes to condensed consolidated financial statements ............7

         Management's discussion and analysis of financial
         condition and results of operations ............................11


Part II.  Other Information

         Item 1.  Legal Proceedings .....................................18

         Item 4.  Submission of Matters to a Vote of Security Holders....19

         Item 5.  Other Information .....................................19

         Item 6.  Exhibits and Reports on Form 8-K.......................19

Signatures...............................................................20

                          PART I. FINANCIAL INFORMATION

                                  Calgene Inc.
                      Condensed Consolidated Balance Sheets
                                ($ in thousands)
                                   (Unaudited)

                                                           March 31        June 30
Assets                                                       1996           1995
                                                           --------       --------
Current assets:
  Cash and equivalents                                     $  3,845       $ 11,753
  Available-for-sale securities                               3,694         10,283
  Accounts receivable, net of allowances                     44,273          6,697
  Receivable from affiliate                                   7,000           --
  Inventories                                                35,373          8,148
  Prepaid expenses and other current assets                   2,468          1,699
                                                           --------       --------
  Net assets held for sale                                        0              0
    Total current assets                                     96,653         38,580

Property, plant and equipment:
  Land                                                       18,623            763
  Buildings                                                  23,258          3,743
  Leasehold improvements                                      8,624          9,643
  Furniture, fixtures and equipment                          37,179         22,436
  Construction in progress                                    2,503          1,459
                                                           --------       --------
                                                             90,187         38,044
  Less accumulated depreciation and amortization             14,495         15,524
                                                           --------       --------
    Property, plant and equipment, net                       75,692         22,520

Product rights, patents and other intangible
     assets, less accumulated amortization                   33,085         16,199
Costs in excess of fair values assigned to net
     assets acquired, less accumulated amortization          31,675         10,025
Other non-current assets                                      4,897          1,907
                                                           --------       --------

                                                           $242,002       $ 89,231


Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                            $ 46,413       $  7,761
  Accounts payable                                           21,648          6,487
  Accrued payroll and related expenses                        2,644          2,049
  License contract payable                                      750          1,500
  Accrued grower payments                                     4,605            942
  Amounts due customers                                       1,636          4,596
  Other current liabilities                                   8,520          2,930
  Current portion of long-term debt                          13,216          1,494
                                                           --------       --------
    Total current liabilities                                99,432         27,759

License contract payable, long-term                            --              750
Note payable to affiliate                                    22,080           --
Long-term debt                                               22,671         14,671

Commitments and contingencies

Minority interest                                               414           --

Shareholders' equity:
  Common stock, $.001 par value; 80,000,000
  shares  authorized;  60,443,115 and 30,244,226
  shares issued and outstanding at
  March 31, 1996 and June 30, 1995, respectively                 60             30
  Additional paid-in capital                                367,544        223,161
  Accumulated deficit                                      (270,199)      (177,140)
                                                           --------       --------

    Total shareholders' equity                               97,405         46,051
                                                           --------       --------
                                                           $242,002       $ 89,231
                                                           ========       ========


                             See accompanying notes.

                                                  Calgene, Inc.
                                Condensed Consolidated Statements of Operations
                                   ($ in thousands, except per share amounts)
                                                   (Unaudited)





                                                             Three Months                     Nine Months
                                                            Ended March 31                   Ended March 31
                                                     ---------------------------      ----------------------------
                                                        1996             1995             1996             1995
                                                     ----------      -----------      -----------      -----------
Revenues:
  Product sales, net                                $    17,326      $    18,399      $    37,266      $    33,512
  Product development revenues                              225              797            1,075            5,230
                                                     ----------       ----------       ----------       ----------
                                                         17,551           19,196           38,341           38,742


Costs and expenses:
  Cost of goods sold                                     13,173           15,039           35,272           34,094
  Research and development                                3,404            3,330            9,917           11,839
  Selling, general and administrative                     4,550            4,583           12,072           11,925
  In-process research and development
    acquired                                             59,200             --             59,200             --
  Write-off of assets                                    14,574             --             14,574             --
                                                     ----------       ----------       ----------       ----------
                                                         94,901           22,952          131,035           57,858

Interest expense                                            341              257            1,606              614
Other income (expense), net                                 754             (333)           1,295              231
                                                     ----------       ----------       ----------       ----------
Loss from operations before
  income taxes                                          (76,937)          (4,346)         (93,005)         (19,499)
Provision for income taxes                                   18              113               54              146
                                                     ----------       ----------       ----------       ----------

Net loss                                            $   (76,955)     $    (4,459)     $   (93,059)     $   (19,645)
                                                     ==========       ==========       ==========       ==========

Net loss per share                                  $     (2.52)     $     (0.15)     $     (3.06)     $     (0.67)
                                                     ==========       ==========       ==========       ==========

Shares used in per share calculations                30,578,620       30,214,756       30,364,124       29,171,658





                                                       See accompanying notes.

                                  Calgene, Inc.
                 Condensed Consolidated Statements of Cash Flows
                   Increase (Decrease) in Cash and Equivalents
                                ($ in Thousands)
                                   (Unaudited)


                                                                Nine Months Ended
                                                                    March 31
                                                           ------------------------
                                                               1996          1995
                                                            --------      --------


Cash flows from operating activities:
  Net loss                                                  $(93,059)     $(19,645)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                              3,682         3,678
    Stock compensation                                          --             339
    In-process research and development acquired              59,200          --
    Write-off of assets                                       14,574          --
    Other                                                       (902)          710
  Net changes in:
    Operating assets                                          (8,558)      (13,565)
    Operating liabilities                                     (3,991)       (1,337)
                                                            --------      --------
      Net cash used in operating activities                  (29,054)      (29,820)

Cash flows from investing activities:
  Proceeds from sales of securities                           10,552        16,732
  Purchase of securities                                      (3,962)       (7,916)
  Capital expenditures for property, plant and equipment      (2,204)       (4,750)
  Purchases of product rights, patents and
    other intangible assets                                   (2,008)       (3,066)
  Decrease in cash and equivalents resulting from
    acquisition of subsidiaries, net of cash and
    equivalents acquired                                      (1,219)         --
  Other                                                           95           (43)
                                                            --------      --------
      Net cash provided by investing activities                1,254           957

Cash flows from financing activities:
  Proceeds from notes payable                                  8,453        18,712
  Payments on notes payable                                   (2,650)      (14,699)
  Decrease in securities-pledged                                 166           134
  Increase in borrowings of long-term debt                    14,649          --
  Principal payments on long-term debt                          (931)       (1,574)
  Sale of common stock                                           205        31,677
                                                            --------      --------
      Net cash provided by financing activities               19,892        34,250
                                                            --------      --------

Net increase (decrease) in cash and equivalents               (7,908)        5,387
Cash and equivalents at beginning of period                   11,753         5,286
                                                            --------      --------
Cash and equivalents at end of period                       $  3,845      $ 10,673
                                                            ========      ========



Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                              $  1,420      $    595
      Income taxes                                          $     69      $     42


                            See accompanying notes.

              Notes to Condensed Consolidated Financial Statements

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the interim periods. These financial statements should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1995.

     In the opinion of management, the interim financial statements reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at March 31, 1996 and the consolidated results of operations and cash flows for the fiscal quarters and nine month periods ended March 31, 1996 and 1995. Results for the period ended March 31, 1996 are not necessarily indicative of results to be expected for the entire fiscal year.

     Calgene's quarterly operating performance is affected by seasonal factors. Cottonseed sales normally occur primarily in the third and fourth fiscal quarters.

     Net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Common shares issuable upon the exercise of stock options have been excluded from the computation of net loss per share since their inclusion would be antidilutive.

     Certain amounts reported in the fiscal quarter and nine month period ended March 31, 1995 have been reclassified to conform with the presentation of the fiscal quarter and the nine month period ended March 31, 1996.

2.   Inventories
     -----------

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. Inventories consist of the following (in thousands):

                                    March 31, 1996            June 30, 1995
                                ----------------------    ---------------------

          Raw materials              $   8,429                $    897
          Work in progress              19,702                   4,613
          Finished goods                 7,242                   2,638
                                     ---------                --------

                                       $35,373                  $8,148
                                       =======                  ======

3.   Patent and Legal Proceedings
     ----------------------------

     See Part II -         Other Information
                           Item 1. Legal Proceedings

4.   Strategic Alliance
     ------------------

     On March 31, 1996, Calgene and Monsanto Company ("Monsanto") consummated the Agreement and Plan of Reorganization (the "Reorganization Agreement") and related Plan of Merger under which Monsanto contributed Gargiulo, Inc. ("Gargiulo"), $30 million and certain oils and produce related technology in exchange for a 49.9% interest in Calgene. Gargiulo is a grower, packager, marketer and distributor of tomatoes, strawberries and other produce with operations in Florida, California, Virginia, Puerto Rico and Mexico. The acquisition of Gargiulo was accounted for as a purchase.

     In connection with the Reorganization Agreement a total of 30,161,114 shares of Calgene common stock were issued with an aggregate fair value of approximately $144,206,000. The per share value of Calgene common stock assigned to the transaction was based on the last trade as reported on the National Market System on the day the Company's negotiations with Monsanto concluded. The common stock trade price was discounted to account for Monsanto's liquidity restrictions based on an independent appraisal. The estimated purchase price consists of the following:

                                                                 (In thousands)

         30,161,114 shares of common stock                         $144,206
         Estimated acquisition costs, consisting primarily
            of financial advisory, legal and accounting fees          1,602
         Less cash received                                         (30,000)
                                                                   --------
                                                                   $115,808
                                                                   ========

     Certain items affecting the purchase price and the allocation are preliminary. A summary of the preliminary purchase price allocation is as follows:

                                                                 (In thousands)

         Net assets acquired                                     $  14,432
         Identified intangible assets                               21,680
         Excess purchase price over net assets acquired             20,496
         In-process research and development                        59,200
                                                                  --------
                                                                  $115,808
                                                                  ========

     Intangible assets include completed technology, assembled workforce and costs in excess of fair values assigned to net assets acquired. The estimated useful lives are expected to range from 5 to 15 years. Because the technological feasibility of the acquired in-process research and development has not been established and has no alternative future uses, the $59.2 million allocated to in-process research and development has been expensed. Although the Company is in the process of evaluating its research and development projects, it is expected that future expenditures of over $20 million will be necessary to develop the acquired in-process research and development into commercial products.

     Between June 29, 1995 and March 19, 1996 Calgene received $23 million in advances toward the $30 million proceeds in the form of a subordinated promissory note. The subordinated note was converted to equity upon consummation of the transaction. The additional $7 million was received on April 1, 1996.


Acquisition of Collier Farms
- ----------------------------

     On February 29, 1996, Gargiulo and Collier Enterprises consummated an asset purchase agreement whereby Gargiulo acquired substantially all the assets, subject to the assumption of certain specified liabilities, of the produce business conducted by certain affiliates of Collier Enterprises under the trade name Collier Farms ("Collier"). Collier is an agricultural producer of tomatoes and other vegetables in Florida, and engages in the packaging, marketing and distribution of those products in the commodity markets. The purchase price consists of $10 million in cash and a $10 million promissory note, plus an earn-out payment based upon achieving certain earnings of the combined operations of Gargiulo and Collier in Southwest Florida. Gargiulo also acquired Collier's 1995-1996 crop and assumed liabilities related thereto, and committed to lease certain farmland from affiliates of Collier. The acquisition was accounted for as a purchase. The estimated purchase price consists of the following:

                                                                 (In thousands)

         Cash                                                       $10,000
         Promissory note                                             10,000
         Investment in 1995-1996 crop                                 8,834
         Estimated acquisition costs, consisting primarily
            of financial advisory, legal and accounting fees            107
                                                                    -------
                                                                    $28,941
                                                                    =======

     Certain items affecting the purchase price and the allocation thereof remain unresolved at this time. A summary of the preliminary purchase price allocation is as follows:

                                                                 (In thousands)

         Net assets acquired                                        $24,866
         Excess purchase price over net assets acquired               4,075
                                                                    -------
                                                                    $28,941
                                                                    =======


Unaudited Proforma Combined Results of Operations
- -------------------------------------------------

     Unaudited proforma combined results of operations giving effect to certain adjustments as if the Gargiulo and Collier acquisitions occurred on July 1, 1995 are displayed in the following table. These unaudited proforma combined results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been in effect on July 1, 1995 or which may result in the future.

                                                                (In thousands,
                                                               except per share
                                                                    amounts)

         Revenue                                                  $ 130,360
         Net loss                                                 $(119,093)
         Net loss per share                                       $   (1.97)

5.   PGI-Kirin Partnership
     ---------------------

     In March 1990 the Company and Kirin Brewery Co., Ltd. established PGI-Kirin Partnership ("PGK"), a joint venture to develop and commercialize new potato varieties. In January 1996 management decided to cease PGK operations and sell its remaining assets. Consequently, Calgene recorded an estimated net write-off of its investment in PGK of $982,000 in the third fiscal quarter of fiscal 1996. PGK's revenues in fiscal 1995 and for the nine month period ended March 31, 1996, were $1.5 million and $482,000, respectively.

6.   Write-off of Assets
     -------------------

     During the third quarter of fiscal 1996 the Company recorded a charge of approximately $14.6 million for the write-off of assets, including $9.4 million primarily related to the merger of Calgene's tomato operations into Gargiulo. The write-off of tomato assets primarily reflects a $5.4 million asset impairment charge due to the consolidation of facilities and equipment and a $2.5 million write-off of obsolete technology licenses. The Company also recorded $1.5 million for the write-off of its investment in PG-K (before minority interest), and $1.0 million for the write-off of an option to a technology license the Company does not intend to exercise. As a consequence of the Company's decision in the third quarter of fiscal 1996 to reduce its emphasis on commodity distribution products at Calgene Chemical, the excess purchase price of net assets acquired associated with the commodity distribution business was written-down to net realizable value resulting in a $1.2 million expense.

7.   Significant Changes in Debt
     ---------------------------

     With the acquisition of Gargiulo, the debt obligations, of Gargiulo are being included in the consolidated financial statements of Calgene, the most significant of which are noted below:

     Convertible subordinated note payable to an affiliate,
     due on March 31, 2000, subject to extension, borrowings
     tied to prime plus two percent................................ $22,080,000

     Line of credit totaling $17,500,000 with a financial
     institution, borrowings tied to prime plus 0.85%,
     expiring on September 30, 1996.................................$17,500,000

     Line of credit totaling $3,500,000 with a financial
     institution, borrowings tied to prime, expiring on
     June 30, 1996...................................................$3,500,000

     Mortgage notes payable to a bank, borrowings tied to
     prime plus 0.85%, due September 30, 1996........................$7,403,667

     Non-interest bearing note payable to a former owner of
     an acquired business for the purchase of growing crops,
     principal due upon the collection of crop receivables
     but in no case later than September 1, 1996....................$11,849,655

     Note payable to a former owner of an acquired business;
     due in twenty equal quarterly installments of $219,034,
     plus interest tied to prime, secured by the assets acquired and land........................................................$4,380,671

     Note payable to a former owner of an acquired business;
     due in twenty equal quarterly installments of $280,966,
     plus interest tied to prime, secured by the assets acquired and land........................................................$5,619,329

     Mortgage note payable in annual installments of
     $1 million through August 1999, with borrowings
     tied to prime...................................................$4,000,000

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Gargiulo

     On March 31, 1996, Calgene and Monsanto Company consummated an agreement whereby Monsanto contributed Gargiulo Inc., $30 million cash and certain oils and produce related technology in exchange for 49.9% interest in Calgene (the "Reorganization Agreement"). Gargiulo is a grower, packer, marketer and distributor of tomatoes, strawberries and other produce. Gargiulo tomato producing operations are conducted principally in southwest and northern Florida, north central California, Virginia, Puerto Rico and Mexico. Gargiulo berry production operations are conducted principally in northern California. On February 29, 1996, Gargiulo and Collier Enterprises consummated an asset purchase agreement whereby Gargiulo acquired substantially all the assets subject to the assumption of certain specified liabilities of the produce business conducted by certain affiliates of Collier Enterprises under the trade name Collier Farms ("Collier"). Collier is an agricultural producer of tomatoes and other vegetables in Florida, and engages in the packaging, marketing and distribution of those products in the commodity markets.

     Gargiulo provides Calgene with a diversified base for the production and marketing of large volumes of high quality fresh market tomatoes. Calgene has incurred considerable losses due primarily to the difficulty in scaling up production of its MacGregor's(R) brand tomato. Calgene believes that Gargiulo's production and marketing infrastructure should enable Calgene to significantly reduce its unit costs and expand sales volumes of high quality, premium-priced, branded tomatoes. Gargiulo also provides Calgene with superior tomato germplasm into which the FLAVR SAVR(R) gene and other genetically engineered traits can be incorporated. Gargiulo provides Calgene with a platform upon which to build a diversified branded produce business, including strawberries and other fresh produce. Calgene Fresh operations were merged into Gargiulo effective April 1, 1996.

     Revenues

     Calgene's product sales in the third quarter of fiscal 1996 decreased 5.8% to $17.3 million from $18.4 million in the comparable period of the prior year. The decrease reflects $1.2 million in lower specialty oleochemical and commodity distribution sales at Calgene Chemical, and lower sales of fresh market tomatoes. These decreases were partly offset by a $736,000 increase in cottonseed sales primarily in the export market. In the third quarter of fiscal 1996, cottonseed sales were $11.4 million, plant based oil sales were $3.3 million and tomato sales were $2.4 million. Product sales for the nine month period ended March 31, 1996 increased 11.2% to $37.3 million from $33.5 million in the comparable period of the prior year. Tomato sales increased by $4.2 million. This increase was partly offset by a $833,000 decrease primarily in specialty oleochemical product sales.

     Product development revenues decreased by $572,000 in the third quarter and by $4.2 million in the first nine months of fiscal 1996 as compared to the corresponding periods of the prior year. The fiscal 1996 decreases reflect the conclusion of certain research contracts and lower funding for one contract. More significantly, the decrease in year-to-date product development revenues reflects a non-recurring $3,750,000 technology license sale that occurred in the second quarter of fiscal 1995. The product development revenue decreases in the third quarter and first nine months of fiscal 1996 were partly offset by the addition of three new research contracts.


     Gross Profit

     Calgene's gross profit on net product sales was $4.2 million in the third quarter of fiscal 1996 as compared to a gross profit of $3.4 million in the prior year. The $793,000 improvement is attributable to a negative gross profit of $258,000 on tomato sales during the third quarter of fiscal 1996, compared with a negative gross profit of $1.9 million in the corresponding period of 1995. The increase in gross profit was partly offset by a gross profit decrease of $602,000 due to lower oleochemical sales. Gross profit in the first nine months of fiscal 1996 was $2.0 million as compared to a negative gross profit of $582,000 in the corresponding period of the prior year. The year-to-date increase in gross profit reflects a $3.5 million reduction in the negative gross profit from tomato sales. This gross profit improvement was partly offset by a $690,000 decrease attributable to lower oleochemical sales.

     Research and Development Expenses

     Research and development expenses in the third quarter of fiscal 1996 were generally unchanged as compared to the corresponding period of the prior year. Research and development expenses decreased by $1.9 million or 16.2% in the first nine months of fiscal 1996 as compared to the same period of the prior year. The decrease primarily reflects the positive fiscal 1996 impact of the Company's third quarter fiscal 1995 implementation of a program to reduce ongoing research expenses. This program included staff reductions of approximately 10% of the Company's 320 regular full time employees, and reflected a shift in resources from research into product development to focus on commercialization of the Company's genetically engineered products. In addition, the year-to-date decrease reflects lower expenses for licensing activities.

     Selling, General and Administrative Expenses

     Calgene's selling, general and administrative expenses in the third quarter of fiscal 1996 were generally unchanged as compared to the corresponding period of the prior year. Selling, general and administrative expenses in the first nine months of fiscal 1996 increased $147,000 or 1.2% to $12.1 million from $11.9 million in the comparable period of the prior year. The increase primarily reflects an increase in cottonseed selling expenses, an increase in expenses for the marketing and business development of genetically engineered plant oils, and higher administrative expenses in the Company's tomato operations. These factors were partly offset by the inclusion of a $339,000 stock compensation charge in the first nine months of fiscal 1995.

     In-process Research & Development Acquired

     In connection with Calgene's transaction with Monsanto, Calgene engaged an independent appraiser to provide the Company with recommendations of value for certain assets acquired from Monsanto, including Gargiulo. Based on the valuation analysis, Calgene assigned $59.2 million of the purchase price to in-process research and development. Because the technological feasibility of the acquired in-process research and development has not been established and has no alternative future uses, it was expensed in the third quarter of fiscal 1996. Although the Company is in the process of evaluating its research and development projects, it is expected that future expenditures of over $20 million will be necessary to develop the acquired in-process technology into commercial products.

     Write-off of  Assets

     During the third quarter of fiscal 1996 the Company recorded a charge of $14.6 million for the write-off of assets, including $9.4 million primarily related to the merger of Calgene's tomato operations into Gargiulo. The write-off of tomato assets primarily reflects a $5.4 million asset impairment charge due to the consolidations of facilities and equipment and a $2.5 million write-off of obsolete technology licenses. The Company also recorded $1.5 million for the write-off of its investment in PG-K (before minority interest), and $1.0 million for the write-off of an option to a technology license the Company does not intend to exercise. As a consequence of the Company's decision in the third quarter of fiscal 1996 to reduce its emphasis on commodity distribution products at Calgene Chemical, the excess purchase price of net assets acquired associated with the commodity distribution business was written-down to net realizable value resulting in a $1.2 million expense.

     Interest Expense

     Interest expense, which reflects the Company's borrowings on its bank line of credit and long-term debt obligations increased by $84,000 in the third quarter of fiscal 1996 and by $992,000 in the first nine months as compared to the corresponding periods of the prior year. The third quarter and year-to-date increases in interest expense reflect higher borrowings on the Company's bank line of credit to finance inventories and receivables. More significantly, the higher interest expense for the first nine months of fiscal 1996 was predominantly due to a $23 million loan made by Monsanto in the form of a subordinated convertible note. The note was converted into equity on March 31, 1996 pursuant to the terms of the Reorganization Agreement.

     Other Income (Expense), Net

     Other income in fiscal 1996 increased by $1.1 million in both the third quarter and first nine months as compared to the corresponding periods of the prior year. The increases primarily reflect the positive fiscal 1996 impact of the Company's prior year third quarter $686,000 write-off of obsolete assets used in its tomato operations. In addition, the increases reflect the minority partner's interest share of the higher net losses from PG-K attributable to management's decision to cease its operations and sell remaining assets. These factors were partly offset by lower interest income.

     Loss Before Income Taxes

     In the third quarter of fiscal 1996, Calgene incurred a pre-tax loss of $76.9 million as compared to a pre-tax loss of $4.3 million in the corresponding period of the prior fiscal year. In the first nine months of fiscal 1996, Calgene incurred a pre-tax loss of $93.0 million as compared to a $19.5 million in the comparable period of the prior year. The increased fiscal 1996 third quarter and year-to-date losses reflect non-cash charges associated with closing the Reorganization Agreement including $59.2 million for the purchase of in-process research and development, and $14.6 million for the write-off of assets. In addition, the higher loss reflects lower product development revenues, increases in interest expense and decreases in gross profit attributable to lower oleochemical sales. These factors were partly offset by a reduction in gross losses on net product sales for tomatoes and increases in other income. The higher year-to-date loss was partly offset by lower research and development expenses.

     Provision for Income Taxes

     For federal income tax return purposes, as of June 30, 1995 the Company has a net operating loss carryover of approximately $180 million which expires between 1995 and 2010, and a general business tax credit carryover of approximately $4 million which expires between 1995 and 2010. In addition, as of June 30, 1995 the Company has a net operating loss carryover of approximately $125 million for state income tax purposes which expires between 1995 and 2010. Approximately $20 million and $3 million of the federal and state net operating loss carryovers, respectively, and $700,000 of the general business tax credit carryover, are available only to offset the separate federal and state taxable income, if any, of Calgene Fresh. For financial reporting purposes, a valuation allowance of approximately $72.8 million has been recognized at June 30, 1995 to offset the deferred tax assets related to all of the aforementioned carryforwards.

     Because of the change in ownership provisions of the Tax Reform Act of 1986, a portion of the Company's federal net operating loss and tax credit carryovers will be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company expects that the annual limitation will not have a material adverse effect on the Company's ability to utilize the net operating loss and credit carryovers prior to the expiration of the carryover periods.

     Seasonality

     Tomato prices are generally higher and unit volume lower during winter months due to adverse weather conditions. The opposite effects occur in the summer months. Sales of planting seed are seasonal, causing significant fluctuations in product sales and working capital requirements. Cottonseed sales are concentrated in the quarters ending March 31 and June 30. Strawberry sales occur predominantly in the quarters ending June 30 and September 30. Sales of canola oil occur almost entirely in the quarter ending September 30. Specialty oleochemical sales are generally not seasonal.

     Litigation

     See "Legal Proceedings."

     Inflation and Price Fluctuations

     The market price for fresh produce can experience substantial fluctuations in short periods. When the supply of tomatoes and berries on the market exceeds the demand for such products, the market price may be driven down significantly, in some instances below the cost of harvesting and packing. In such situations it may be uneconomical to harvest a crop, resulting in a total loss of the costs incurred in growing such crop. Even when market prices are sufficient to permit recovery of direct harvesting and packing costs, prices may not be high enough to permit recovery of growing costs and/or overhead and other indirect costs. Calgene's plant oil and cotton operations can also be affected by changes in prices of commodity plant oil and cottonseed oil and meal. The effects of general inflation have not had a material impact on Calgene's consolidated results of operations.


Liquidity and Capital Resources
- -------------------------------

     Unless otherwise indicated, the following discussion of net cash changes to operating assets and liabilities exclude the effects of the Reorganization Agreement, including the Gargiulo acquisition.

     At March 31, 1996 Calgene had cash and equivalents and short term available-for-sale securities of approximately $7.5 million, excluding $1.1 million in securities pledged as collateral for certain obligations. This was a decrease of $14.5 million from June 30, 1995. Uses of cash include financing the Company's net loss ($93.1 million less a non-cash charge of $73.8 million for the purchase of in-process research and development and the write-down of assets); an $8.6 million increase in operating assets; a $4.0 million decrease in operating liabilities; the acquisition of $2.2 million in property, plant and equipment, payments of $2.0 million for product rights, patents and other intangible assets (including capitalized patent legal defense costs); payments of $1.2 million for the Reorganization Agreement (net of Gargiulo cash and equivalents acquired of $383,000); and payments of $931,000 on long-term debt. Sources of cash included a $14.6 million increase in borrowings of long-term debt and a $5.8 million net increase in notes payable. The Company's cash balance excludes $7 million received on April 1, 1996, as a consequence of the Reorganization Agreement. The Company's investment policy is to invest excess cash in high quality, liquid, short-term fixed income securities.

     Operating assets increased by $8.6 million at March 31, 1996 as compared to June 30, 1995 due to a $7.3 million increase in accounts receivable and a $2.0 million increase in inventories. These increases were partly offset by a $737,000 decrease in prepaid expenses and other current assets. The increase in accounts receivable was primarily due to higher seasonal sales of cottonseed. This increase was partly offset by lower tomato receivables of $2.6 million. Inventories increased due to the seasonal build-up of cottonseed and potato tubers. These increases were partly offset by a $2.2 million decrease in tomato inventory, and a reduction of specialty canola oil inventory. Prepaids and other current assets decreased $737,000 primarily due to lower prepaid tomato growing costs.

     Operating liabilities decreased $4.0 million at March 31, 1996 as compared to June 30, 1995 largely due to a $3.0 million decrease in amounts due customers and a $1.6 million decrease in trade accounts payable. These decreases were partly offset by increases in other accrued liabilities, accrued payroll and accrued grower payments. The decrease in amounts due customers primarily reflects seasonal incentive payments and refunds due customers for prior year cottonseed returns consistent with current industry practice.

     Net working capital decreased $13.6 million from $10.8 million at June 30, 1995, to a deficit of $2.8 million at March 31, 1996 primarily due to the inclusion of Gargiulo's $12.5 million working capital deficit. Excluding Gargiulo, net working capital decreased $1.1 million primarily due to the $14.9 million decrease in cash and equivalents and available-for-sale securities, net of cash acquired, and a $1.6 million increase in current liabilities, partly offset by a $15.4 million increase in current operating assets.

     A $13 million bank line of credit is used to help finance working capital requirements for Calgene's subsidiaries, with the exception of Gargiulo. Borrowings under the line of credit bear interest at the greater of one quarter percent over the bank's prime rate or two and one half percent over the federal funds rate. On March 31, 1996 the bank's prime rate was 8.25% and the federal funds rate was 5.25%. The weighted average annual interest rate under the line of credit was 8.92% for the fiscal year ended June 30, 1995 and 8.91% for the nine month period ended March 31, 1996. As of March 31, 1996, $12.1 million of indebtedness was outstanding on the bank line of credit, which expires on September 30, 1996.

     Gargiulo has a $17.5 million bank line of credit used to finance its working capital requirements, and has four mortgage loans through the same bank that were used to finance the purchase of packing house equipment and facilities. Borrowings under the line of credit and mortgage loans bear interest at 0.85% over the bank's prime rate. On March 31, 1996, the bank's prime rate was 8.25%. As of March 31, 1996, $17.5 million and $7.4 million was outstanding on the bank line of credit and mortgage loans, respectively. The line of credit and mortgage loans are due on September 30, 1996.

     Gargiulo also has $3.5 million bank line of credit with a second bank that is used to finance its working capital for its Puerto Rico operations. Borrowings under the line of credit bear interest at the prime rate. On March 31, 1996, the prime rate was 8.25%. As of March 31, 1996, $3.5 million was outstanding on the bank line of credit which expires June 30, 1996.

     In the normal course of business, the Company enters into various grower contracts with third party growers. Pursuant to these contracts, the Company contracts with growers to purchase their crop, subject to certain quality standards, at the end of the growing cycle which is generally less than one year. The amount of outstanding grower contract commitments was approximately $1.5 million at March 31, 1996.

     The Company has capitalized the legal fees incurred in its lawsuit with Enzo Biochem, Inc. related to Calgene's defense of its antisense patent. On February 2, 1996, the court ruled on behalf of the Company and held that Calgene's patent was valid. If the defense of Calgene's patent is unsuccessful as a result of potential appeals, the Company would have to expense all of these unamortized legal costs. At March 31, 1996, the amount of these unamortized costs was $6.3 million.

     The Company expects that remaining capital expenditures in fiscal 1996 will be approximately $3.0 million, a portion of which the Company expects to fund with debt or lease financing. The Company's plans for capital expenditures may change during the course of the year.

     With the consummation of the Reorganization Agreement, Calgene and Monsanto entered into a "Gargiulo Credit Facility" agreement pursuant to which Monsanto shall, subject to certain terms and conditions, make available to Gargiulo a revolving credit facility of up to $40 million (the "Gargiulo Loan"). Gargiulo borrowed $22 million from Monsanto under a credit facility that existed prior to the consummation of Calgene's transaction with Monsanto. These funds were used to acquire Collier Farms, support Gargiulo's branded tomato strategy and to allow Gargiulo to make a $2 million payment to Monsanto pursuant to a research agreement. The outstanding amount was converted into a loan under the Gargiulo Credit Facility on March 31, 1996. The balance of the Gargiulo Loan is to be used solely to support the branded tomato strategy. The Gargiulo Loan bears interest at two percent over the prime rate and is payable on March 31, 2000, and may be extended under certain conditions.

     The Company's cash and equivalents and short-term investments at March 31, 1996, amounts available under Calgene's credit facility agreement with Monsanto and amounts expected to be available under its current bank lines of credit are expected to be sufficient to meet Calgene's cash requirements until September 30, 1996 and, assuming the Company's credit facilities are renewed, until the end of fiscal 1997. This expectation is based on the Company's anticipated future operating results which are difficult to predict and continued availability of the Company's bank credit lines. The Company's future liquidity is expected to depend largely on the level of profit or losses generated by the Company's operating businesses. In addition, the Company anticipates that, if its tomato, cotton, and plant oil businesses expand significantly, they will require increasing levels of working capital.

     At March 31, 1996, Gargiulo is not in compliance with certain line of credit and mortgage loan financial covenants contained in its loan agreements with its principal lender. Such lender has waived Gargiulo's non-compliance through September 30, 1996. Although the Company expects the Calgene and Gargiulo lines of credit and the Gargiulo mortgage loans to be renewed before the September 30, 1996 due date, there is no assurance that they will be renewed or that their terms will not be modified, that the Company will continue to satisfy the financial covenants in the future or that in the event of non-compliance the banks would grant waivers. If the Company's bank credit lines are not extended beyond September 30, 1996, the Company would be required to issue equity securities, or enter into other financing arrangements. There is no assurance that the Company would be successful in raising sufficient additional funds to finance its operations or that the terms of any funding would be favorable.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

     From 1992 through early 1996, Calgene was engaged in a litigation with Enzo Biochem, Inc. ("Enzo") a company licensed under three related U.S. patents and counterpart foreign patents (the "Enzo Patents") which purported to cover the use of antisense technology in all cells, including plant cells. Some of Calgene's products, including the FLAVR SAVR tomato, use antisense technology. Enzo had claimed that Calgene infringed the Enzo Patents. Calgene denied infringement and challenged the validity of the Enzo Patents. On February 2, 1996, the District Court ruled that the Enzo Patents are invalid. In addition, the validity of a patent owned by Calgene directed to the use of antisense in plant cells was upheld by the District Court. Calgene subsequently requested that the court clarify certain aspects of the infringement portion of its decision, and the court has agreed to reconsider on this basis. There is no indication that the court would reverse any aspect of its original ruling. Meanwhile, Enzo has indicated that it intends to appeal the decision.

     Although the trial court has the option of altering any aspect of its decision upon reconsideration, and Enzo may appeal the decision after its publication, Calgene believes that further proceedings will not have a materially adverse effect on its consolidated financial position or results of operations, based on the trial court's determination that the SUNY/Enzo Patents are invalid and not infringed by Calgene and that the Calgene Antisense Patent is valid.

     Nevertheless, if on reconsideration or as a result of an appeal a court were to determine that one or more of the Enzo Patents validly covers plant cells and that such patents are infringed by Calgene's sales of products incorporating such antisense technology, Calgene could be held liable for significant damages and could be precluded from producing and selling the FLAVR SAVR tomato, as well as other products currently under development. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms, if at all. If the court were to determine that the Calgene Antisense Patent is invalid or unenforceable, Calgene would be deprived of the competitive and licensing advantages afforded by its patent. Moreover, the Company would have to expense the capitalized legal fees related to the defense of the Calgene's Antisense Patent, which amounted to approximately $6.3 million at March 31, 1996.

     Gargiulo is a defendant in two pending cases which involve personal injury claims relating to a vehicle accident in which numerous migrant labor workers being transported to the farm of Gargiulo & Dresick Associates (which was being farmed under contract by Dresick Farms, Inc.) were killed or injured. The two cases, Alvertano Alberto Jiminez; et al. v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vega; Robles Rios; Jesus Loza and Samuel Santiago Vasquez, and Jose Vasquez; et al. v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vega; Robles Rios; Jesus Loza and Samuel Santiago Vazquez, were both filed on October 18, 1995, in the United States District Court for the Eastern District of California. The company hiring and transporting such farm workers was Pat Kreger, Inc., an independent contractor engaged by Dresick Farms, Inc. to arrange for migrant farm labor for the farm. The plaintiffs allege that the vehicle in question was in violation of one or more federal and state safety regulations governing farm labor vehicles. The plaintiffs are seeking general damages, including compensation for pain and suffering; special damages, including past, present and future medical expenses; compensation for the loss of past and future income; and punitive damages in an unspecified amount. Gargiulo's insurance carriers have been contacted regarding these lawsuits. It has not yet been determined whether Gargiulo's insurance will be sufficient to cover these claims, if any. Gargiulo intends to vigorously defend itself against these claims. Otherwise, Gargiulo currently is not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business.

     The Company is party to other pending litigation incidental to its business and has from time to time been notified of various claims that are not the subject of pending litigation. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of all such other litigation matters and claims will not have a materially adverse effect on its consolidated financial position or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     At the Special Meeting of Stockholders on March 25, 1996, the stockholders approved the Agreement and Plan of Reorganization (the "Reorganization Agreement"), between Calgene and Monsanto Company ("Monsanto"), and the related Plan of Merger, under which Calgene and Tomato Investment Associates, Inc., a wholly-owned subsidiary of Monsanto ("TIA"), which owns the entire equity interest in Gargiulo, L.P., a Delaware limited partnership, became on March 31, 1996, wholly-owned subsidiaries of a newly-formed holding company, Calgene II, Inc. ("Newco"), pursuant to: (i) a merger of a wholly-owned subsidiary of Newco with and into Calgene and the conversion of each outstanding share of Calgene Common Stock (the "Calgene Common Stock"), into the right to receive one share of Common Stock of Newco (the "Newco Common Stock"), followed immediately by
(ii) the exchange by Monsanto of all of the outstanding shares of capital stock of TIA and certain other assets for that number of shares of Newco Common Stock representing 49.9% of the outstanding shares of Newco Common Stock (the "Merger Proposal"). On March 31, 1996, Newco was renamed "Calgene, Inc." Approval of the Merger Proposal by a majority of the stockholders ratified (i) the assumption by Newco of Calgene's 1991 Stock Option Plan, (ii) the assumption by Newco of Calgene's 1990 Employee Stock Purchase Plan, (iii) the adoption of the Newco 1996 Stock Option Plan and (iv) the election of the eight directors of Newco. The vote was 15,879,504 in favor, 1,296,646 opposed and 170,774 abstaining.

ITEM 5.  Other Information
         -----------------

     Carl V. Stinnett, a designee for Calgene's Board of Directors, passed away on February 9, 1996, as a result of injuries from an automobile accident.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     A.  Exhibits

         10.42    Ninth Amendment to Secured Revolving Credit Agreement
                  and Secured Revolving Credit Note Among Calgene, Inc.
                  and Harris Trust and Savings Bank Dated March 28, 1996.....22

     B.  Reports on Form 8-K

                  Form 8-K dated March 31, 1996 regarding consummation of Calgene's transaction with Monsanto Company.

                                   Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CALGENE, INC.


Date:  May 15, 1996





                                       /s/ Michael J. Motroni
                                       ------------------------------
                                       Vice President of Finance
                                       (Principal Financial and
                                       Accounting Officer)