Form 10-K
period 1996-06-30
CALGENE INC /DE/
filed 1996-09-30
CIK 1011134

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended June 30, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ________ to ________.

         For the Fiscal Year Ended                        Commission File Number
                  June 30, 1996                                   0-14802
                                  CALGENE, INC.
                                  (Registrant)
             Delaware 68-0115089                               68-0369863
         (State or other jurisdiction                       (I.R.S. Employer
              of incorporation)                            Identification No.)

                       1920 Fifth Street, Davis, CA 95616
               (Address of principal executive offices) (Zip Code)

        Registrants telephone number, including area code: (916) 753-6313

                        Securities registered pursuant to
                           Section 12 (b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $187,002,034 as of July 31, 1996, based upon the closing price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       60,443,115 shares of Common Stock were Issued and Outstanding as of
                                August 31, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in November 1996 is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1.  BUSINESS
         --------

OVERVIEW

     Calgene is a biotechnology company that is developing a portfolio of genetically engineered plants and plant products for the food, seed and oleochemical industries. The Company's research and business efforts are focused in three core crop areas--fresh produce (tomato and strawberry), edible and industrial plant oils (canola) and cotton--where Calgene believes biotechnology can provide substantial added commercial value in consumer, industrial and seed markets.

     In March 1996, Calgene and Monsanto Company ("Monsanto") entered into a transaction (the "Monsanto Transaction") under which Monsanto contributed Gargiulo, Inc. ("Gargiulo"), $30 million and certain oils and produce related technology to Calgene in exchange for a 49.9% equity interest in Calgene. Gargiulo is a grower, packager, marketer and distributor of tomatoes, strawberries and other produce with operations in Florida, California, Puerto Rico and Mexico.

     Fresh Produce. The Company is currently growing, packaging, marketing and distributing traditionally developed tomatoes, strawberries and other fresh fruits and vegetables through its Gargiulo subsidiary. Calgene scientists are using genetic engineering and plant breeding techniques to develop tomato varieties with increased sweetness and delayed softening in order to market a premium quality product. Calgene scientists are also seeking to develop tomato varieties with higher yield and virus resistance in an effort to reduce production costs. In May 1994, after FDA action, Calgene began commercialization of the FLAVR SAVR tomato, the world's first genetically engineered whole food product. Calgene has also received regulatory clearance to commercialize the FLAVR SAVR tomato in Canada, Mexico and the United Kingdom. In fiscal 1995, Calgene curtailed production of the FLAVR SAVR tomato and began introducing the FLAVR SAVR gene into Gargiulo varieties using traditional plant breeding methods in an effort to develop agronomically suitable varieties. Calgene is also seeking to develop strawberry plants that resist diseases and produce berries with increased sweetness.

     Plant Oils. Calgene is developing genetically engineered canola oils with a broad range of food and industrial applications. Calgene scientists have genetically engineered canola varieties that produce substantial quantities of laurate, an important food ingredient and an ingredient in soap, detergent and personal care products. Laurate is not naturally present in canola or other non-tropical oil plants. To date, the Company has sold one million pounds of Laurical(TM) canola oil and is currently planning for 30,000 acres of commercial production for harvest in 1997. The Company is also in field trials with canola plants that have been genetically engineered to produce oil with increased stearate levels, creating a potential substitute for hydrogenated oils in margarine, fluid shortening and confectionery products. The Company's subsidiary, Calgene Chemical, manufactures and distributes plant oil-based chemicals. Calgene is in the early stage of developing polyunsaturated fatty acids ("PUFAs") in canola plants to be sold to food ingredient and medical/nutritional markets based on health benefits.

     Cotton. The Company is currently selling genetically engineered BXN cotton seed and traditionally developed cotton seed varieties through its subsidiary Stoneville Pedigreed Seed Company. Calgene's cotton genetic engineering program focuses on reducing farmers' growing costs through the development of cotton varieties that require less pesticides thereby reducing farmer's growing costs, and cotton varieties that produce natural colors. U.S. cotton farmers spend annually over $200 million on herbicides and $225 to $400 million on insecticides. Herbicide resistant and insect resistant cotton varieties have the potential to enable cotton farmers to significantly reduce the total volume of herbicides and insecticides applied, resulting in substantial savings in production costs, improved yields and benefits to the environment. Calgene believes that the cost savings to farmers will enable Calgene to price genetically engineered seed varieties at a premium to current cotton seed prices. The Company commercially sold its genetically engineered BXN(TM) cotton, which is resistant to the herbicide Bromoxynil(R) in 1995 and 1996 at a price premium in excess of 41% over Calgene's non-genetically engineered cotton seed. Calgene has also conducted field trials since 1991 with BXN cotton varieties that are also genetically engineered to contain a Bt gene for resistance to Heliothis, the principal cotton insect pest. Calgene plans to commercially introduce cotton varieties with both BXN and Bt traits in 1998. Company scientists are in the early stages of a development program designed to create cotton varieties having natural colors which may reduce or eliminate the need for dyeing and provide unique color-fastness. Calgene is seeking to produce identity-preserved genetically engineered cotton and sell premium-priced colored cotton fiber to the fabric, apparel and houseware manufacturers.

BUSINESS STRATEGY

     Calgene's business strategy is to build and grow operating businesses in its three core crop areas to facilitate the market introduction of genetically engineered proprietary products and to maximize the long-term financial return from such products. Implementation of this strategy will provide the Company with direct access to markets where it will sell fresh and processed plant products having improved quality traits and/or cost of production advantages, and to markets where it will sell seed that has been engineered with value-added agronomic traits. Calgene has selected fresh produce (tomato and strawberry), edible and industrial plant oils (canola), and cotton as its core crops on the basis of the following criteria:

     o Calgene has efficiently transformed and regenerated these crops with proven plant transformation methods, thereby making the crops suitable candidates for genetic engineering.

     o These crops offer significant long-term profit opportunities for genetically engineered products in seed (input) or crop and product (output) markets, or both.

     o Market characteristics offer the Company a realistic opportunity to attain a leading market share in the input or output markets, or both.

     Calgene addresses its core crop opportunities through a combination of operating subsidiaries and commercial partnerships. The Company is developing genetically engineered, premium quality, fresh market tomatoes and strawberries through its Gargiulo subsidiary. In plant oils, the Company has developed and is growing genetically engineered laurate canola and is developing a portfolio of genetically engineered canola oils, some of which it intends to distribute and process through its Calgene Chemical subsidiary. Calgene Chemical currently distributes industrial and edible vegetable oils, and manufactures vegetable oil-based specialty chemicals. In certain market segments where the capital investment and other commitments required to serve the markets exceed Calgene's resources, the Company has established relationships with major corporations which have leading positions in the targeted segments. These arrangements provide for the other company to pay Calgene royalties based on genetically engineered product sales or usage, to purchase genetically engineered and nongenetically engineered plant-based raw materials from Calgene or to assist in Calgene's product and market development. In cotton, the Company is currently developing and marketing conventional seed varieties and genetically engineered herbicide resistant seed varieties through its Stoneville subsidiary and is developing and intends to market genetically engineered insect resistant cotton varieties.

PRODUCTS AND PRODUCT DEVELOPMENT

     The following table sets forth Calgene's primary genetically engineered products and products under development, the potential commercial applications for such products, and the development status of such products:

                                                                                        PRODUCT
            PRODUCT                          APPLICATIONS                          DEVELOPMENT STATUS

PRODUCE
FLAVR SAVR Tomato               High quality fresh market tomato with   Commercialization began on a limited
                                delayed fruit degradation               basis in 1994. Varieties with improved
                                                                        agronomic characteristics are currently
                                                                        being developed.

High sweetness tomato           High quality fresh market tomato        Initial target genes have been transformed
                                                                        into tomato plants and are being evaluated.

Virus resistant tomato          Improved crop yields and quality        Initial target genes identified.

Disease resistant strawberry    Improved crop yields and longer shelf   Target genes are identified and are
                                life                                    currently being transformed into
                                                                        strawberry plants.

High sweetness strawberry       High quality fresh strawberry           Target genes are identified and are
                                                                        currently being transformed into
                                                                        strawberry plants.

PLANT OILS
Laurical(R)                     Confectionery and other food products   Test market began in 1995.
                                with improved functionality.
                                Alternative source of raw materials
                                for soaps and detergents.

High Stearate Oil               Margarine and shortening ingredient     Rapeseed plants with over 30% stearate
                                that requires no hydrogenation.         in the oil have been produced and are in
                                Liquid shortening.                      field trials.

High Myristate Oil              Butter replacers for baking. Less       Rapeseed plants containing 40% myristate
                                expensive and more abundant source of   in oil have been produced in the
                                raw materials for milder soaps and      greenhouse.
                                personal care products.

Medium Chain Fatty Acids/       Less expensive source of raw            Rapeseed plants with up to 38% medium
Medium Chain Triglycerides      materials for high performance          chain fatty acids have been produced
                                lubricants, nutritional formulas and    in the greenhouse.
                                high energy foods

COTTON
BXN Cotton                      Cotton plants that require less         Commercialization began in 1995.
                                chemical herbicide usage

BXN plus Bt Cotton              Cotton plants that require less         Initial varieties have been developed.
                                chemical herbicide and insecticide      Commercial introduction planned for 1998.
                                usage

FRESH PRODUCE

     The Company's tomato operations consist of the combined business of Calgene Fresh, which was organized in 1992 to develop and produce genetically engineered premium tomatoes, and Gargiulo Inc., which was contributed by Monsanto to Calgene in 1996 as part of the Monsanto Transaction.

     Gargiulo engages in the growing, packaging, marketing and distribution of tomatoes and strawberries and, to a lesser extent, other fresh fruits and vegetables. Gargiulo also engages in breeding research with respect to tomatoes and, to a lesser extent, strawberries. Gargiulo's tomato producing operations are conducted principally in Florida, California, Puerto Rico and Mexico. Gargiulo's berry production operations are conducted principally in northern California. Tree fruits are grown in Chile, and potatoes, which Gargiulo began producing, packing and distributing for the first time in January 1995, are grown in southwest Florida. Gargiulo's corporate headquarters are located in Naples, Florida.

     In order to diversify the product line, in the early 1980's Gargiulo's predecessor companies commenced an operation to grow, cool, market and distribute strawberries in northern California. Gargiulo acquired interests in companies in Chile in 1987 for the production, sale and importation into the United States of various winter fruits, including nectarines and grapes. Through a relationship with a Chilean grower, during the winter months in the United States, Gargiulo also imports and markets raspberries and asparagus.

     Gargiulo believes it has achieved recognition among the wholesalers, retailers, brokers and food service entities which it serves, as a reputable and reliable supplier of tomatoes and berries. Gargiulo intends to continue to concentrate its efforts in this business and to capitalize, whenever possible, on the opportunities to profit in the commodity fruit and vegetable business. With its vertically integrated structure, management, marketing and research capabilities and its established distribution channels, Gargiulo believes its is well positioned to take advantage of opportunities in the commodity fruit and vegetable markets.

     Calgene scientists have genetically engineered the patented FLAVR SAVR gene into flavorful tomato varieties to delay softening so that these varieties can remain on the vine longer to allow full flavor and texture to develop before harvest and be distributed with relatively low rates of spoilage. In view of the production scale-up difficulties that it has encountered, Calgene curtailed its FLAVR SAVR tomato growing operations in the Spring of 1996 until it is able to complete the development of varieties of FLAVR SAVR tomatoes that have enhanced commercial agronomic qualities. Calgene, through its Gargiulo subsidiary, intends to focus its tomato operations on plant breeding activities necessary to develop such enhanced varieties of its genetically-engineered tomatoes, but there can be no assurance that such efforts will be successful or will not be discontinued by Calgene. In fiscal 1996, Gargiulo began to market a premium branded tomato line, but subsequently discontinued such marketing program until it develops a tomato line suited for such branded program. There can be no assurance that Calgene will be successful in developing genetically engineered tomatoes with the agronomic characteristics necessary for commercial production or that it will be successful in marketing a branded tomato line. See "Risk Factors - Risks Applicable to the Branded Tomato Strategy" and "Risk Factors Risks Associated with Production of Genetically Engineered Tomatoes."

     Tomatoes. Gargiulo's principal product is fresh tomatoes. For fiscal 1996, Gargiulo packed and shipped approximately 257 million pounds of fresh tomatoes, which it produced through its own farming operations, through joint ventures or partnerships with other growers or pursuant to contractual arrangements with other growers. For Gargiulo's and its predecessors' fiscal years ended June 30, 1994, 1995 and 1996, product revenues from Gargiulo's tomato operations were approximately $50.3 million, 60.1 million and $77.3 million, respectively.

     Gargiulo's tomato operations are vertically integrated with seed research, production, packing, repacking, distribution, marketing, and sales capabilities. With production available year round from its various locations, Gargiulo believes it is well positioned for consistent year round supply of tomatoes to customers throughout the United States and Canada.

     Approximately 85% of the tomatoes produced by Gargiulo during Fiscal 1996 were harvested and processed as green tomatoes. Green tomatoes are sorted by grade and size according to specifications promulgated by the USDA and are typically packed into 25 pound boxes. The tomatoes are then stored at 65(degree)F in the presence of ethylene gas for one to four days. This process allows the tomato to achieve a deep red color acceptable to the retail consumer and results in a sufficient shelf-life so that the tomato reaches the retail consumer in an acceptable condition. The vast majority of tomatoes produced in the United States are harvested green and processed in this manner. Gargiulo, through its participation in a joint venture with a Mexican partner, has the capability to produce tomatoes which are ripened on the vine, packed and then shipped. The Mexican climate allows for vine ripening which many retail consumer believe results in a better tasting tomato than tomatoes which are picked green and ripened off the vine.

     For a portion of its tomatoes Gargiulo is establishing a direct to retail distribution and marketing program ("DTR"). By controlling the quality of its tomatoes through the entire distribution system, including regional repack operations and into the grocery stores, Gargiulo believes that high quality product can be consistently delivered that commands premium prices. DTR may also enable Gargiulo to obtain relatively long-term supply contracts with fixed prices that avoid some of the price volatility customary with commodity tomatoes.

     If DTR is successful, Gargiulo intends to embark upon a branded tomato program to produce and market a premium tomato under the Gargiulo name. The success of the branded tomato strategy will depend in large measure on Gargiulo's ability (i) to induce customers to identify Gargiulo's premium tomato with the Gargiulo name, (ii) to induce consumers to pay a premium price for that superior tomato, and (iii) to be able to produce and deliver that tomato to customers on a consistent, year round basis. Based on market research performed by Gargiulo and Calgene's experience with the FLAVR SAVR tomato, Gargiulo believes that there is a sufficient customer base willing to pay a premium price for a superior tomato to justify the significant amount of money that will be required for marketing and advertising necessary to promote the branded tomato. Ultimately, Gargiulo's branded tomato strategy is to provide advertising, marketing and promotional services directly to the major retail grocery chains. Gargiulo believes that retailers would embrace this service because it would contribute to their profit. It would benefit Gargiulo by providing a consistent source of sales for Gargiulo's tomatoes and by reducing Gargiulo's reliance on the commodity markets. As one of the few vertically integrated commercial fruit and vegetable growers in the industry, Gargiulo intends to use its plant research capabilities, year round supply capabilities, geographic and product line diversification, operational skill and professional management to enable it to produce tomatoes suitable for sale directly to the retail market. There can be no assurance that Gargiulo's efforts with the branded tomato will be successful. See "Risk Factors--Risks Associated with the Branded Tomato Strategy."

     Berries. During Fiscal 1996, Gargiulo grew approximately 2.7 million flats of fresh strawberries and cooled approximately one million flats of fresh strawberries through its own farming operations and pursuant to relationships with contract growers. On a smaller scale, Gargiulo also cools and markets raspberries, grown by itself and others, and blackberries and blueberries grown by others. For the fiscal years ended June 30, 1994, 1995 and 1996, product revenues from Gargiulo's berry operations were approximately $20.8 million, $23.4 million and $30.8 million, respectively.

     Potatoes. In Fiscal 1995 and 1996, Gargiulo grew and cultivated red potatoes in southwest Florida. Gargiulo's strategy is to position itself to produce and market high quality fresh red potatoes during the winter and to take advantage of market timing and potentially stronger prices in competition with potatoes obtained from storage by other producers.

     Peppers. During Fiscal 1995 and 1996, Gargiulo, as part of its joint venture with a Mexican grower, produced and distributed red, yellow and green peppers from Mexico from January through May.

     Chilean Winter Fruits. Since the mid 1980's, Gargiulo and its predecessor companies have imported and sold during the winter in the United States, apricots, asparagus, grapes, nectarines, pears, plums and raspberries from Chile and other South and Central American countries. Gargiulo, through its Chilean subsidiary, has interests, together with its Chilean partners, in grape vineyards and nectarine orchards located in Chile. Gargiulo's focus is on importing and distributing high quality fruit during the winter months in the United States and Canada.

     Acquisition of Collier Farms

     In February 1996, Gargiulo acquired substantially all of the assets and certain specified liabilities of the produce business conducted by certain affiliates of Collier Enterprises (the "Seller") under the trade name of "Collier Farms." Collier Farms is an agricultural producer of fresh tomatoes and other vegetables in southwest Florida, and engages in the packaging, marketing and distribution of those products into the commodity markets. The purchase price paid by Gargiulo for Collier Farms was approximately $32 million, payable $10 million in cash and $10 million in the form of a purchase money note payable to the Seller, maturing on June 30, 2000, plus the assumption of $12 million in expenses incurred by Collier Farms since July 1, 1995, which expenses relate to the production of Collier Farms 1995-1996 crop. In addition, Gargiulo will make an earn-out payment to the Seller after the fiscal year ended June 30, 2000, based upon the future earnings of the combined southwest Florida operations of Collier Farms and Gargiulo. Gargiulo also entered into a long-term lease with affiliates of the Seller (the "Collier Lease") for a minimum of 6,000 acres of farmland in southwest Florida with the right to lease up to an additional 5,000 acres of farmland. The initial term of the Collier Lease is five years and Gargiulo has three options of five years each to extend such lease.

PLANT OILS

     The primary focus of Calgene plant oils business is the development of a specialty lipid food ingredient business that will leverage Calgene's unique genetically engineered oils. Initial efforts in this area are aimed at the commercialization of Calgene's cornerstone product, Laurical(R), a genetically engineered canola oil containing lauric acid. Calgene's secondary focus is the development and commercialization of oils that contain long chain polyunsaturated fatty acids for food ingredient and medical/nutrition markets. The final area of focus is the development and commercialization of oils for industrial markets, in particular, the oleochemical and oleochemical derivative markets.

     Specialty Food Ingredients

     In 1994 over 16 billion pounds of plant oils and oil based products with a value of $4.5 billion were used in U.S. food products and approximately 19 billion pounds with a value of $5.5 billion were used in Europe. The majority of oil markets are commodity based, with purchases driven almost exclusively by price. These markets are served primarily by soybean, sunflower, canola, palm and other commodity oils. At any given time, the prices for these oils seldom differ by more than $0.05 per pound, although the entire commodity oil complex rises and falls as a function of macro supply and demand conditions.

     Approximately 5% of the edible plant oils market consists of specialized applications where ingredients are selected principally to meet specific functional requirements. These specialty lipid markets are served primarily by fractionated oil products and formulated ingredients (emulsified oils processed to achieve specific physical properties). Each specialty lipid market is served by a spectrum of products. In contrast to commodity markets, there are significant price differences among these products, which can range from $0.50 to $2.00 per pound, but typically do not vary as much over time as do commodity prices. Functionality of the oil is important in these markets.

     Calgene is developing a series of structured triglyceride products with specific saturated fatty acids for the food industry. These products are unique because they produce combinations of fatty acids and triglyceride structure which are not available from either natural or cost effective synthetic sources. Calgene believes oils consisting of these triglycerides are, at their price points, functionally superior to current products in many cases. These functional advantages include better flavor release, mouthfeel, emulsifier functionality, light reflectance (allows reduced fat usage in opaque systems) and air retention in whipped products. Upon development of an oil prototype, Calgene intends to generate the applications data required for customers to derive full product benefits. These data, along with competitive product data, should allow the determination of optimum product formulation (crude oil, formulated ingredient, etc.) and positioning in each addressable market. Calgene's strategy is to become a fully integrated specialty lipid food ingredient supplier, either alone or in partnership with an existing food ingredient company. The specialty food ingredient products currently being developed and further described below include high laurate oil, high stearate oil, high myristate oil, and medium chain triglycerides.

     Polyunsaturated Fatty Acids

     Polyunsaturated fatty acids ("PUFA") are long chain fatty acids which are produced by a variety of organisms including algae and fungi. These fatty acids are also found in fish oil. Recent clinical studies have shown that certain PUFA have significant medical benefits, such as cholesterol control and infant nutrition. Existing commercial sources of PUFA are fish oils, which are costly, can contain toxins, and cannot be used as food additives due to poor odor and taste. Calgene has begun a research program to clone the genes that it believes will allow canola plants to produce PUFA. If successful, Calgene intends to sell PUFA products to food ingredient and medical/nutritional markets based on the oil's health benefits. PUFA are currently available primarily from non-crop sources (fish oils and fermentation) but are very expensive. Plant produced PUFA will have a tremendous cost advantage. Also, the research required to develop PUFA oils has a high level of technical risk. Calgene has therefore chosen to work with strategic partners who will fund PUFA oil development and provide the necessary clinical and marketing capabilities required for commercialization.

     Industrial Oils

     Approximately 10% of the world's plant oil production is consumed by the oleochemical industry. In particular, coconut and palm kernel oils are key feedstocks because they contain laurate, a fatty acid which offers unique cleansing and foaming properties. Laurate based surfactants are a primary ingredient in the manufacture of soap, detergent and personal care products worldwide. The U.S. oleochemical industry consumed nearly 900 million pounds of lauric oils worth $330 million in 1994 and 1.4 billion pounds worth $550 million were consumed in Europe. All of these oils were imported because there are currently no non-tropical sources of laurate.

     Where applicable, the Company intends to market its genetically engineered oils to the oleochemical and oleochemical derivative industries using oils developed for Calgene's food ingredient products. In the U.S., Calgene's oleochemical subsidiary, Calgene Chemical, intends to develop oleochemical derivatives that leverage the unique fatty acid composition of the Company's engineered oils. Industrial oil products developed or currently being developed and further described below include high laurate oil, high myristate oil and medium chain fatty acids.

     Genetically Engineered Oil Programs

     The discussion below describes the targets of Calgene's genetically modified oil programs and the estimated size of the current product markets for which Calgene's products, if developed, could serve as equivalents or substitutes. It should be recognized that Calgene's potential products might not be competitive with the entire market identified due to performance and pricing considerations. With the exception of the Company's initial laurate canola (Laurical(R)) product currently being commercialized, Calgene's genetically modified oil products are in various stages of development. These projects involve substantial technical challenges and some are still in the "proof of concept" phase. Most of Calgene's genetically engineered oil products are not expected to be commercially available for several years, and their availability will depend upon, among other things, achievement of certain technical objectives in the product development process. See "Research."

     Laurical(R). Calgene has developed and introduced Laurical(R), a novel high value structured triglyceride with broad application in food markets. Laurate-based fats are used in confectionery applications that are cost sensitive or require specialized melting properties. Laurate or C12 is also a key raw material for the soap, detergent, oleochemical, and personal care industries. Currently, commercial sources of laurate are limited to coconut and palm kernel oils, which are imported into the U.S. primarily from Southeast Asia. Calgene has isolated and patented a C12 thioesterase gene responsible for producing laurate. DNA constructs containing this thioesterase gene have been genetically engineered into canola plants, some of which have more than 40% laurate in the oil. The Company began commercial sales of its high laurate oil in 1995 and has sold the Laurical oil to one of the largest laurate oil consumers in the U.S. Calgene is currently evaluating the functional and commercial value of its laurate canola oil in edible applications. Using a different gene that they have cloned, Calgene scientists are also attempting to further elevate the percentage of laurate in canola oil to increase its commercial usefulness, particularly for industrial applications.

     High Stearate Oil. Margarines, shortenings and many fat-based food ingredients are currently manufactured from vegetable oils that are chemically processed by hydrogenation to increase the level of solid fat in the oil to provide suitable texture and consistency. Calgene has engineered genetic constructs into canola plants to increase the levels of the fatty acid stearate. These high stearate oils could have superior functionality with respect to melting point, taste and texture and other characteristics. In addition, Calgene's high stearate oils are free of the trans-fatty acids associated with hydrogenation, which many scientists believe promote the formation of cholesterol. The high level of stearate will also allow for the production of food products without chemical processing (hydrogenation). Calgene is evaluating these genetically engineered canola plants in both field trials and in greenhouses. Company scientists are currently attempting to increase the functionality of its high stearate oils for potential use in margarines, shortenings and food ingredients. The Company estimates that annual U.S. consumption of vegetable oils used in premium margarines and shortenings is in excess of several hundred million pounds. Calgene believes that it could capture a portion of that market by producing canola oil with elevated levels of stearate without the expense of hydrogenation and the resultant trans-fatty acids.

     High Myristate Oil. Myristate and its derivatives are potential raw materials for soaps and detergents because they show improved performance properties as compared to laurate in certain uses. Currently myristic acid is only available in limited quantities and is expensive compared to other fatty acids. Using a variety of thioesterase genes, Calgene scientists have genetically engineered canola plants that produce oil containing over 40% myristate. Efforts are underway to further elevate the level of myristate to commercial significance.

     Medium Chain Fatty Acids. Calgene has isolated and cloned a C8/C10 thioesterase gene responsible for producing Medium chain fatty acids ("MCFA.") DNA constructs containing this thioesterase gene have been genetically engineered into canola plants, some of which have up to 38% MCFA in the oil. Efforts are currently underway to further elevate the level of MCFA to commercial significance.

     Medium chain triglycerides ("MCT"), which are currently produced by resynthesizing MCFA into triglycerides, are used as nutritional supplements to treat dietary disorders and to provide a ready source of energy for hospital patients recovering from post-surgical trauma. MCT have also been incorporated into an increasing number of high-oleochemical feed stocks derived from genetically engineered canola. The Company estimates that world consumption of MCT are approximately 22 million pounds. Recent average prices for MCT are approximately $1.55 per pound.

     MCFAs are also components of high performance synthetic lubricant ingredients called polyolesters. Currently available MCFA are byproducts of splitting and fractionation of coconut and palm kernel oil for the production of other fatty acids, which limits the supply of MCFA. The limited supply and high cost of MCFA preclude the use of polyolesters in high volume applications such as automotive lubricants, for which petroleum derivatives are currently used, even though polyolesters often provide better functionality. The Company estimates that annual U.S. consumption of polyolesters and of similar products exceeds 200 million pounds. Recent average prices for MCFA are approximately $.90 per pound.

     Nongenetically Engineered Oils

     To ensure that it will be able to produce its transgenic oils cost effectively in the U.S., Calgene, is developing canola varieties adapted to U.S. growing regions. In addition to its own breeding program, the Company accesses advanced germplasm through joint breeding and commercial agreements with leading canola companies in Denmark, Germany, France, Canada and Australia. In 1994 and 1995, farmers under contract to Calgene planted 8,000 and 11,000 acres of canola, respectively. Calgene contracted with third parties to collect and crush the canola crop and thereafter sold the resulting oil and meal. The objective of this program is to demonstrate the Company's ability eventually to produce identity-preserved genetically modified oils under contract at a reasonable cost compared with commodity oils. In 1996 Calgene expects to harvest approximately 8,000 acres of genetically engineered Laurical Canola. Calgene plans to grow 30,000 acres of Laurical Canola under identity-preserved contract production for harvest in 1997.

     Calgene's specialty oleochemical manufacturer, Calgene Chemical, develops, manufactures and markets a wide line of specialty esters, surfactants, ethoxylates and other oleochemicals for the food, cosmetic, soap and detergent, sugar, lubricant and textile markets. Calgene Chemical also provides a facility for processing oleochemical feed stocks derived from genetically engineered canola.

     Monsanto Strategic Alliance

     In May 1996, Calgene and Monsanto executed a broad strategic cross licensing agreement encompassing the two companies' oilseed research programs. Under the agreement, Calgene received a royalty free license to current and future Monsanto agronomic technology for use in combination with Calgene's proprietary oils modification genes for use in developing specialty canola oil product. Monsanto received a royalty bearing license to Calgene technology to develop agronomically superior corn, soybean, canola and sunflower crops. In addition, Monsanto paid $7 million to Calgene and will pay royalties based on sales of insect resistant corn, soybean, canola and sunflower seed with increased oil content and modified meal composition utilizing Calgene technology. Also a part of the agreement Monsanto paid Calgene $10 million in cash to help fund oilseed research and development. In exchange, Monsanto will receive a portion of the future profits from Calgene's specialty oils business.

COTTON

     Calgene's cotton genetic engineering program is focused on the development of herbicide resistant and insect resistant cotton varieties. The Company believes that such products will enable cotton farmers to significantly reduce the total quantities of herbicides and insecticides applied to cotton in the field. As a result, Calgene expects significant environmental benefits as well as substantial reductions in farmers' production costs and improved yields. Calgene believes that such cost savings to farmers will enable Calgene to price genetically engineered seed varieties at a premium to current cotton seed market prices. In addition, Company scientists are in the early stages of a development program designed to create cotton varieties that produce colored fiber. See "Research."

     Fourteen million acres of cotton were planted in the United States in 1996 making it the nation's fifth largest field crop. Of this total acreage, over eight million acres of "upland picker" cotton are planted in the southern, southeastern and southwestern U.S., the balance being lower value "stripper" cotton planted in the high plains of Texas and Oklahoma (approximately five million acres) and specialty "acala" and "pima" cotton grown in California and Arizona (one to one and one-half million acres). Calgene estimates that the U.S. cotton seed market has a value in excess of approximately $100 million per year and produces cotton fiber having a value in excess of $5 billion per year at the farm level. Cotton production requires the most intensive use of agricultural chemicals of any major U.S. field crop. Cotton farmers spend over $200 million per year on herbicides and $225 to $400 million per year on insecticides. The majority of these herbicide and insecticide costs occur in areas planted with upland picker cotton. Despite these costs the U.S. Cotton Council estimates that U.S. cotton growers lose crop valued at over one billion dollars to weed and insect damage each year.

     Calgene has genetically engineered varieties of upland picker cotton to be resistant to the herbicide bromoxynil (BXN cotton). Rhone-Poulenc manufactures and sells bromoxynil under its Buctril(R) label. Farmers currently use Buctril for broadleaf weed control in growing corn and wheat which are naturally resistant to bromoxynil. However, cotton, a broadleaf plant, is not naturally resistant to bromoxynil and is killed by the doses of bromoxynil which are administered to control broadleaf weeds. Weed control in cotton fields is currently constrained by the lack of post-emergent broadleaf herbicides, such as bromoxynil, which are effective at low application rates. Cotton farmers are therefore limited to using other herbicides, at high application rates, often resulting in crop damage. Calgene estimates that conversion of the three to four million broadleaf weed-plagued cotton acres to BXN cotton could save farmers up to approximately $40 million annually by reducing total herbicide chemical usage by as much as nine million pounds. Buctril is effective at low doses, generates no residues in any of the food crops it is used on, and rapidly degrades in the environment in less than two weeks, depending on field conditions.

     In April 1995 the Company commercially introduced its first BXN cotton varieties, selling 225 tons of seed. Supply limited, in April 1996 the Company sold BXN cotton seed that is currently growing on over 50,000 acres. The BXN cotton seed was sold at a 41% premium over Calgene's non-genetically engineered cotton seed. BXN seed production for 1997 commercial sales is currently in progress to supply up to 400,000 acres.

     Calgene has transformed certain of its proprietary cotton varieties with both a gene from a strain of the Bacillus thuringiensis ("Bt") and BXN. These plants produce a Bt toxin that has demonstrated the ability to achieve significant levels of control of Heliothis (the principal cotton insect pests) in laboratory, greenhouse and field tests. U.S. field trials with cotton containing the Bt genes have been conducted since 1994. Calgene plans to commercially introduce cotton varieties with both BXN and Bt traits in 1998.

     Calgene scientists are also genetically engineering cotton varieties that produce high quality cotton fiber having unique natural colors. If successfully developed, these fibers could reduce or eliminate the need for dyeing and provide unique color-fastness while retaining superior spinning qualities. The annual U.S. market for dyed cotton used in apparel and home furnishings is estimated to be in excess of $4 billion. If successfully developed, Calgene plans to market these cotton fibers directly to textile mills at a premium price over traditional cotton fiber.

     Stoneville, Calgene's cotton seed subsidiary with operations in Mississippi, Arizona and South Carolina, holds the second largest share of the U.S. upland picker cotton seed market with approximately 9.4% U.S. market share in 1996. See "Competition." Since it was acquired by Calgene in December 1986, Stoneville has expanded its cotton seed processing capacity by acquiring an Arizona based delinting and processing facility in 1987, and in 1989 by constructing a highly efficient delinting facility constructed at its Mississippi headquarters. In 1990, Stoneville acquired the cotton assets of Northrup King Co., which include the Coker Pedigreed Seed Company ("Coker") cotton seed label, the Coker cotton breeding program and Coker cotton sales accounts, located primarily in the southeastern U.S. and in Spain, Greece and certain Latin American countries.

     Stoneville maintains a conventional cotton breeding program to develop new cotton varieties with improved yield, earliness, fiber characteristics, insect and disease resistance, and other important agronomic characteristics. Stoneville's newest variety ST 495, which was developed by Stoneville and introduced in 1995, combines excellent yield with "smooth leaf" traits that improve fiber grades. ST 474, which was introduced in 1994, continues to produce superior yields and exceptional yield stability across different growing regions. In 1993, Stoneville introduced varieties ST 132 and LA 887 (licensed from Louisiana State University), which have demonstrated excellent agronomic performance and superior fiber characteristics.

RESEARCH

     Overview

     Calgene believes that it has one of the world's leading research programs in the application of recombinant DNA technology to plants. Over the past ten years, some of the most significant advances in plant biotechnology have been reported by Calgene's science team, which at June 30, 1996, was comprised of 128 research and product development scientists and support personnel. The expertise of the Company's research scientists covers cell biology, molecular biology, biochemistry, plant physiology, plant pathology, plant breeding and microbiology. Calgene currently holds 42 issued U.S. utility patents and 18 foreign utility patents and has over 178 utility patent applications currently pending in the U.S. and abroad. See "Patents and Trade Secrets." Total research and development expenses for fiscal 1996, 1995, and 1994 were approximately $14.0 million, $15.4 million and $15.6 million, respectively. Research and development expenses incurred under contract with others for fiscal 1996, 1995 and 1994 were $4.2 million, $3.4 million, and $2.7 million, respectively.

     Calgene's research strategy has been to establish itself as a recognized world leader in the application of recombinant DNA technology to plants by concentrating its research efforts and resources on (i) developing broad-based expertise in modification of the plant oils biosynthesis pathway and in fruit and vegetable postharvest physiology; (ii) building a portfolio of potentially useful agronomic genes from both internal discovery and external licensing;
(iii) developing the most effective and efficient plant transformation and regeneration systems and gene expression systems applicable to targeted core crops; and (iv) being the most proficient at integrating molecular techniques with conventional plant breeding.

     The plant genetic engineering process can generally be divided into five major phases: (i) identification and isolation (cloning) of genes and gene promoters (sequences of DNA that regulate gene expression); (ii) transfer and integration of a gene or genes into the chromosomes of the recipient cell (transformation); (iii) selection and regeneration of the transformed cells into whole plants using cell culture methods; (iv) verification that the expressed genes confer the desired trait (phenotype); and (v) genetic analysis to determine that successive generations consistently inherit and express the desired trait. Calgene scientists have developed efficient plant transformation and regeneration systems for tomato, strawberries, cotton and canola. Calgene has received patents on promoters which selectively express plant genes in the tissue of ripening tomatoes and promoters which selectively express plant genes in the seeds of canola plants. These technical tools are necessary to assure the proper expression of recombinant genes. The Company believes that patents on these promoters may provide Calgene with a competitive advantage.

     Calgene is investigating a novel method of plant transformation, termed "plastid transformation." This method allows a high number of foreign gene copies to be introduced into plant cells resulting in a high level of foreign gene expression. Such high protein levels are desired for a diverse array of potential applications in transgenic plants, including the enhancement of agronomic traits. One advantage of this technology derives from the fact that plastid-borne genes are inherited exclusively from the maternal parent, and thus there is no pollen transmission. This eliminates any possibility of outcrossing of inserted genes, and thereby facilitates hybrid breeding strategies. Researchers at Calgene have used this technology to obtain foreign protein expression levels that constitute 40% of the total soluble protein in the leaves of transgenic plants. Although plastid transformation generally results in plants containing the foreign gene in every plant cell, Calgene scientists have developed a method to selectively express foreign plastid-borne genes. Such selective gene expression permits the use of this technology with a greater range of gene candidates. Opportunities in each of Calgene's core crops for the plastid transformation method have been identified. In August 1996 Calgene was granted two patents for plastid transformation in plants. The first patent provides a method for enhancing expression of a gene in a plastid by using a gene sequence preferred by the plant plastid. The second patent is co-owned by Calgene and Rutger's University which covers expression of Bt insecticidal protein in chloroplasts.

Fresh Produce

     Calgene has identified and cloned or acquired rights to a portfolio of genes which influence the ripening and post harvest physiology of many fruits and vegetables. Calgene scientists were among the first to demonstrate the ability to repress endogenous plant genes using antisense technology. Specifically, they have achieved up to a 99% reduction of polygalacturonase ("PG"), a naturally-occurring enzyme involved in the softening of tomatoes, resulting in tomatoes with delayed degradation and spoilage properties. Calgene's efforts in this area have resulted in the issuance of a U.S. patent covering antisense PG in tomatoes as well as a U.S. patent covering the broad use of antisense technology in plants. See "Risk Factors--Patents and Trade Secrets."

     Calgene has rights to the l-aminocyclopropane-l-carboxylic acid deaminase ("ACCD") gene and from USDA to the l-aminocyclopropane-l-carboxylic acid synthase ("ACC Synthase") gene. The expression of the ACCD gene or the antisense expression of the ACC Synthase gene in plants has been shown to significantly reduce the ability of the plant to produce ethylene, the plant hormone which controls ripening and other aspects of plant development.
ACCD may be useful in crops where antisense is not available or useful.

     Under a research collaboration with scientists from Rousell-Uclaf, S.A., Calgene scientists have cloned a high activity gene for sucrose phosphate synthase, which is believed to play a major role in the production and transfer of photosynthate (sugar) in plant leaves to storage in the fruit, tubers or roots. This gene is being applied to alter the amount and quality of stored sugars in tomato, and is applicable to a broad range of crops. In addition, Calgene has entered into research agreements with several Universities to genetically engineer tomato plants to be resistant to a wide range of viral diseases. Viral diseases are a major cause of low tomato crop yield and poor fruit quality.

     Gargiulo began investing in research and development in the early 1980's. At its inception, the primary focus of the reserach and development effort was the seed development program, designed to increase tomato yield and increase fruit size. Research efforts remain concentrated on obtaining better yield per acre, and producing a tomato with attributes such as better taste, texture and color. Other tomato research goals include the development of tomatoes which are resistant to insects, fungal and bacterial disease, which have high temperature fruit set and which have improved flavor, firmness and color, and the development of seeds designed to grow best in the diverse climatic areas in which Gargiulo operates. The research program has produced varieties that are grown by Gargiulo and which Gargiulo believes have resulted in higher yields per acre than varieties available from competing seed companies. Gargiulo believes that one of the competitive strengths of its tomato research effort lies in the ownership of its own seed production facility in Chile and its tight linkage to its commercial operations. This affords Gargiulo the opportunity to screen large numbers of potential commercial varieties in commercial field trials with direct feedback from the market.

     Calgene is conducting a research program to genetically engineer strawberry plants to resist Botrytis, a fungal disease which reduces crop yields and resist verticillium and phytopthora to reduce the current reliance on soil fumigation. Calgene scientists are also working to genetically engineer strawberries with increased sweetness.

     Plant Oils

     Calgene believes that it has a leading research program to modify plant oil composition. Calgene has allocated the largest percentage of its research and development expenditures to develop a portfolio of genetically modified canola oils. Calgene selected canola because of its efficient oil producing capability and its adaptability to a broad range of North American and European growing regions. Canola also has certain biological characteristics that make it a good candidate for genetic engineering. The primary focus of Calgene's oils reserach effort is the manipulation and control of plant oil biosynthesis through identification, isolation and use of the genes necessary for specific changes in plant oil composition. These genes can be used in a variety of oilseed crops. For certain products, soybean and sunflower are currently being evaluated as alternatives to canola. It is anticipated that Calgene will leverage Monsanto's capabilities in these other crops. Calgene's oils research are working in three areas - modification of saturate levels, modification of fatty acid chain length and control of triglyceride structure. To cost effectively produce its modified oil products, Calgene uses plant breeding to convert the plant prototypes developed by the research group into agronomically competitive cultivars. The plant breeding strategy calls for the coordination of Calgene's own plant breeding program with leading plant breeding programs in target production geographies. Calgene's internal plant breeding program focuses on using research prototypes to produce breeding lines for use in final variety development. In this process, Calgene's plant breeders fine tune the chemical composition of the oil, stabilize the oil trait, and ensure that the breeding lines have no gross agronomic deficiencies. Calgene's breeding partners then use these breeding lines to develop agronomically competitive cultivars for the targeted geographies. Calgene also has royalty free access to Monsanto's agronomic technology for use in developing specialty oil varieties, and will utilize this technology on a broad basis in its product development programs.

     In 1990, Calgene cloned a gene for stearoyl-ACP desaturase, a key enzyme in the formation of plant oils used in both food and industrial applications. The Company has introduced the stearoyl-ACP desaturase gene into canola in an antisense orientation and increased the level of saturated fats (stearates) in the oil by more than ten times. This was the first reported modification of vegetable oil by genetic engineering. Calgene is currently conducting field trials to evaluate genetically engineered canola plants with elevated levels of stearates. Trials have been conducted in Michigan, Georgia, South Carolina, Alabama and California, as well as in Canada and Scotland. Rapeseed oil with higher levels of stearates could be a potential substitute for hydrogenated oils in margarine, shortening and confectionery products.

     In 1991, Calgene cloned the gene for lauroyl-ACP thioesterase, an enzyme that plays an important role in the synthesis of laurate, a medium chain C12 fatty acid used in food industries and in soap, detergent, oleochemical, personal care. Oil containing laurate is naturally produced by coconut and oil palm trees, but is absent in major European and North American oilseed crops such as canola and soybean. Calgene has genetically engineered the lauroyl-ACP thioesterase gene into canola and developed plants that produce oil containing over 40% laurate. This was the first reported development of an oilseed plant producing a fatty acid not naturally present in the seed. Calgene received a U.S. patent on the lauroyl-ACP thioesterase gene in March 1994. An additional U.S. patent was granted to Calgene in May 1996 that expands the coverage of the thioesterase gene. Calgene is currently working to further elevate the laurate level in canola oil and increase the commercial usefulness.

     In February 1993, Calgene was granted a U.S. patent to genetically engineered Brassica cells and in August 1993 to genetically engineered Brassica cells in Europe. Brassica is the genus name for a family of plants which includes canola, broccoli, cauliflower, cabbage and brussel sprouts. These patents cover the most efficient transformation method for Brassica species in the industry and is a key technology of Calgene's proprietary vegetable oils. Calgene has sold licenses to other companies for use of this transformation method in areas outside the Company's core crop areas. The European patent is currently being challenged in opposition proceedings.

     In June 1994, Calgene scientists announced the cloning of a gene encoding a ketoacyl-CoA synthase which was used to convert canola rapeseed to rapeseed producing a high erucic oil. Calgene believes that this and similar genes can be used to develop oilseed varieties enriched in long chain fatty acids which have value for industrial and edible applications.

     In June 1994, Calgene scientists announced the purification and cloning of the coconut LPAAT gene. This enzyme is efficient at placing short chain saturated fatty acids into the middle position of triacylglycerol molecules during their biosynthesis. Most oilseeds including canola, soybean, sunflower and others cannot build triacylglycerol molecules with saturated fatty acids in the middle position. Calgene anticipates that use of the LPAAT gene could result in the development of oilseeds with levels of laurate, myristate, and medium chain fatty acids at levels as high as 75%.

     Using a variety of thioesterase genes, Calgene scientists have genetically engineered canola plants that produce oil containing over 40% myristate, a medium chain C14 fatty acid. Myristate and its derivatives are potential raw materials for soaps and detergents. In October 1995, Calgene was granted a patent covering the myristol thioesterase gene which is potentially useful for the development of plants rich in myristate.

     Calgene has isolated and cloned a C8/C10 thioesterase gene responsible for producing MCFA. DNA constructs containing this thioesterase gene have been genetically engineered into canola plants, some of which have up to 38% MCFA in the oil. MCFA are components of high performance synthetic lubricants. Efforts are underway to further elevate the level of MCFA to commercial significance. In May 1996 Calgene was granted patents encompassing synthase genes which may be responsible for increasing the production of C8/C10.

     In May 1995, Calgene was granted a patent covering the seed specific promoter napin, which is a key element in many of the Company's genetically engineered plant oils products. Seed specific promoter technology is relevant to almost every genetically modified oil and meal product by allowing specific control of genes introduced into plant cells by genetic engineering. In the case of oil modification, seed specific promoters ensure that only plant storage oils are effected by transgenic oils genes, without otherwise affecting the plant. Because of the timing and strength of expression, the napin promoter is the most common promoter used in plant oils genetic engineering research.

     Cotton

     Under a research collaboration with Rhone-Poulenc, in 1986 Calgene scientists cloned the BXN gene which encodes an enzyme that degrades bromoxynil, a broadleaf herbicide produced and sold by Rhone Poulenc. For cotton farmers, broadleaf weed control is currently inefficient and costly because post-emergent broadleaf herbicides such as bromoxynil, which are effective at low application rates, are lethal to cotton, a broadleaf plant. Cotton farmers are therefore limited to using other herbicides at high application rates, often resulting in crop damage. Calgene proprietary cotton varieties engineered with the BXN gene show no adverse effects when bromoxynil is applied at up to ten times expected field rates. By using BXN cotton seed and bromoxynil, Calgene believes cotton farmers will reduce herbicide usage and crop damage and have more effective weed control. Rhone-Poulenc owns the BXN gene patent, issued in March 1989 which is licensed exclusively to Calgene for use in cotton. Stoneville, Calgene's cotton seed subsidiary, commercially introduced its first BXN cotton varieties to U.S. growers in April 1995.

     Calgene has transformed certain of its proprietary cotton varieties with a gene from a strain of Bt. These plants produce a toxin that has demonstrated the ability to achieve significant levels of control of Heliothis, the principal cotton insect pests. Cotton plants containing both BXN and Bt were developed by Calgene in 1990 and first field tested in 1991. Patents covering Bt technology have been applied for by other companies, two of which have granted Calgene the right to obtain licenses to their technology.

     Calgene is also conducting a research program to genetically engineer cotton plants to produce fiber with improved or unique characteristics. Research targets include developing colored cotton fibers that require little or no dye while maintaining its quality spinning characteristics, as well as cotton fiber with increased length, strength and absorbency. Calgene scientists have demonstrated from initial test results that they have altered the color of cotton fiber. Further research is focusing on enhancing the shade of color. In July 1996, Calgene was granted a patent covering a gene construct for expression of the pigmentation gene, melanin, in cotton fiber.


PATENTS AND TRADE SECRETS

     Calgene currently holds 42 issued U.S. utility patents and 18 foreign utility patents, three of which have been assigned to contract partners. Calgene has 178 utility patent applications currently pending in the U.S. and abroad and will continue to file patent applications in order to obtain proprietary protection of certain genes, gene constructs, uses of genes in specific applications and methods for genetic engineering of plants. There is no assurance that patents can be obtained in a timely fashion, or if issued, will afford Calgene any significant protections.

     In April 1992, Calgene was granted a U.S. patent covering the use of antisense technology in plants. Calgene is involved in litigation with Enzo, the licensee of other patents intending to cover the use of antisense technology in all cells. Calgene and the other company have each challenged the validity of the other's patents. See "Legal Proceedings." In Europe, a patent intending to cover antisense in all cells has been granted to Enzo. Calgene has filed an opposition to the grant of that patent. Agracetus has been granted a European patent with claims intending to cover the use of antisense in all plants. Calgene has filed an opposition to the grant of that patent. In May 1996, Monsanto Company purchased the plant biotechnology assets of Agracetus along with related intellectual property.

     Also related to antisense technology, Calgene is a licensee under the patent rights held by the Fred Hutchinson Cancer Research Center ("FHCRC"). The patent application is pending and is seeking to provoke an interference with the issued Enzo U.S. patent. As part of its agreement with the FHCRC, Calgene has agreed to indemnify certain patent and litigation costs incurred by FHCRC.

     Calgene's research efforts resulted in the issuance of a U.S. patent covering the PG gene which Calgene refers to as the FLAVR SAVR gene. In August 1991, Campbell licensed to Calgene the exclusive North American rights to produce and sell fresh market tomatoes containing the FLAVR SAVR gene. In February 1994, Calgene, Campbell and Zeneca A.V.P., another company using PG gene technology, entered into an agreement under which Calgene acquired exclusive worldwide rights to produce and sell fresh market tomatoes with the FLAVR SAVR gene.

     In April 1993, Calgene announced the signing of several cross licensing agreements with Monsanto Company. The agreements resolved several current and potential patent conflicts between the two companies. Under the agreements, Calgene received licenses to Monsanto's patent and patent applications pending in the areas of plant transformation technologies, and selectable markers; and the right to obtain certain licenses to Monsanto's Bt insect resistance technology for use in cotton. Monsanto received licenses to Calgene's patents and patents pending in the areas of plant transformation of certain plants and antisense RNA technology. Calgene and Monsanto granted each other licenses to certain of their respective patents pending in the area of ethylene repression, and settled an interference proceeding at the U.S. Patent and Trademark Office directed toward CaMV promoters which are broadly used by agricultural biotechnology companies to control gene expression in genetically engineered plants. In January 1994, Calgene acquired rights to obtain a license to Bt technology owned by Plant Genetic Systems N.V.

     In September 1995, Calgene and Monsanto entered into an agreement whereby Calgene will participate in Monsanto's direct licensing program for Bt cotton in the U.S., subject to the issuance of a patent to Monsanto which covers the Bt gene currently used by Calgene in its product development efforts. If one or more patents issue to a party other than Monsanto covering use of the Bt gene(s) used in Calgene's Bt products, it may be necessary for either Calgene and/or Monsanto to obtain a license in order for Calgene to commercialize its Bt products. There is no assurance that it will be possible to obtain licenses under such third party patents on commercially reasonable terms, if at all.

     Other patent applications filed by Calgene competitors and others could, if patents are issued, preclude Calgene from using, without a license, technology and techniques basic to genetic engineering and to areas of particular importance to Calgene. The extent to which Calgene may be required to license such patents and the cost and availability of such licenses are currently unknown.

     Some of the Company's product development contracts require Calgene to transfer intellectual property rights, including patents, to the contract sponsors, and for Calgene to receive certain license rights.

     Plant varieties may also be protected under USDA's Plant Variety Protection ("PVP") program. Calgene has several PVP certificates issued and additional PVP applications pending.

     Calgene also seeks to strengthen its intellectual property position by licensing technology developed at universities and other corporations. In some instances, such licenses are necessary to enable the practice of fundamental DNA technology. In other instances, licenses are used to obtain a competitive or proprietary position or to enhance Calgene's technology.

     In addition to patents, the Company seeks to protect its proprietary know-how as trade secrets. Although Calgene takes precautionary measures to maintain the confidentiality of its trade secrets, there is no assurance that competitors will not gain access to Calgene's know-how or independently develop substantially equivalent know-how.


COMPETITION

     The plant biotechnology industry is highly competitive. Competitors include independent companies that specialize in biotechnology; chemical, pharmaceutical and food companies that have biotechnology laboratories; universities; and public and private research organizations. Some of these companies and organizations have greater financial, technical and marketing resources than Calgene. Calgene believes that maintaining its leadership position in plant biotechnology will require achieving and retaining technological superiority, attracting and retaining qualified personnel, developing production and marketing expertise and developing proprietary products or processes.

     Other companies are developing and seeking to commercialize premium-quality, fresh market tomatoes developed with recombinant DNA or other technologies. DNA Plant Technology Corporation, a competing biotechnology company has developed a vine-ripened tomato using one such other technology, somoclonal variation, which it is currently selling. Competition in the fresh tomato market is expected to intensify as additional companies introduce tomatoes developed through biotechnology and as existing "gas green" tomato producers react to competitive pressures by growing and marketing traditionally developed vine-ripe tomatoes.

     The tomato and berry markets in which Calgene competes are highly competitive. In addition to competition from other domestic growers many of whom have greater resources and are able to produce at lower costs than Calgene, there is increasing competition from foreign producers, particularly Mexican growers who are able to compete both on the basis of quality and price. The more arid climates in which the Mexican tomatoes are grown are conducive to vine ripening. By contrast, the wetter climates in which tomatoes are grown in the southeastern United States require that they be picked while still green and exposed to ethylene gas to promote ripening. Many retail consumers perceive vine ripened tomatoes to have better flavor than standard "gas green" tomatoes. Accordingly, vine ripened tomatoes produced in Mexico may be able to compete effectively against gas green tomatoes which are the predominant product of Gargiulo. Although Calgene produces vine ripened tomatoes in Mexico and Puerto Rico, such tomatoes represented only approximately 14.6% of Gargiulo's total tomatoes produced during Fiscal 1996. In addition, Gargiulo believes that certain provisions in the North American Free Trade Agreement, coupled with the sharp devaluation of the Mexican peso, are primarily responsible for the below production-cost prices that Florida tomato growers received for their tomatoes last winter in the United States. Although Gargiulo is not able to predict the financial effect which the surge of Mexican tomatoes into the U.S. will have on its revenues, it expects that the large supply, combined with the vine-ripening characteristics that some consumers find more attractive than gas-green tomatoes, will continue to have a significant adverse impact on the revenues of Florida tomato growers, including Gargiulo. Furthermore, in the event the branded tomato strategy is successful, there can be no assurance that Calgene's competitors, many of whom have greater resources, will not be able to duplicate such strategy and produce branded tomatoes for sale at premium prices. In such event, the success of Calgene's branded tomato strategy may he adversely affected. See "Risk Factors --Potential Inability to Successfully Produce or Market the Branded Tomato."

     Stoneville sells upland picker cotton seed which is grown in the southern, southeastern and southwestern U.S., areas which constitute approximately one-half of the U.S. cotton acreage. Stoneville's primary competitor is Delta and Pine Land Company, which the Company believes has a market share of approximately 65%. Stoneville has the second largest market share. Other competitors have smaller market shares. Calgene believes that a farmer's decision to purchase a particular variety of cotton seed has traditionally been based upon both price and performance criteria, including yield, fiber length, strength and maturity. Calgene expects that the herbicide and insecticide resistant characteristics of its BXN and Bt cotton varieties will also be important factors in the farmer's decision.

     Calgene Chemical manufactures and markets specialty oleochemicals and surfactants and food ingredient products which are price sensitive. The market for such products is highly competitive.


GOVERNMENT REGULATION

     Regulation by federal, state and local government authorities in the U.S. and by foreign governmental authorities will be a significant factor in the future production and marketing of Calgene's genetically engineered plants and plant products.

     The federal government has implemented a coordinated policy for the regulation of biotechnology research and products. The USDA has primary federal authority for the regulation of specific research, product development and commercial applications of certain genetically engineered plants. The FDA has principal jurisdiction over plant products that are used for human or animal food. The EPA has jurisdiction over the field testing and commercial application of plants genetically engineered to contain pesticides. Other federal agencies have jurisdiction over certain other classes of products or laboratory research.

     The USDA regulates the growing and transportation of most genetically engineered plants and plant products. In October 1992 following a request from Calgene, the USDA issued a determination that allows the growing and shipping of the initial varieties of the FLAVR SAVR tomato anywhere in the U.S. in the same manner as conventionally developed tomato. In February 1994, the USDA deregulated Calgene's herbicide resistant (BXN) cotton, allowing the Company to grow and ship seed of these varieties in the same manner as conventionally developed cotton. Laurate canola was de-regulated by the USDA in October 1994.

     In May 1992, the FDA announced its policy on foods developed through genetic engineering (the "FDA Policy"). The FDA Policy provides that the FDA will apply the same regulatory standards to foods developed through genetic engineering as applied to foods developed through traditional plant breeding. Under the FDA Policy, the FDA will not ordinarily require premarket review of genetically engineered plant varieties of traditional foods unless their characteristics raise significant safety questions, such as elevated levels of toxicants, or the presence of allergens, or they are deemed to contain a food additive.

     In May 1994, the FDA announced its determination, based on its review of extensive data submitted by Calgene, that the FLAVR SAVR tomato has not been significantly altered with respect to safety or nutritive value when compared to conventional tomatoes. The FDA also issued a food additive regulation permitting the use of the kanr selectable marker gene, which encodes for the enzyme APH(3')11 in genetically engineering tomatoes, cotton and canola.

     Calgene has completed its consultation with the FDA on issues of safety concerning BXN cotton and laurate canola. The FDA Policy does not require the submission of data supporting the safety of a genetically engineered product, but does require that the developing company ensure the safety of the product guided by the FDA Policy and consultation with the FDA. The generation of data supporting both products' safety has been completed.

     The FDA Policy does not require that genetically engineered products be labeled as such, provided that such products are as safe and have the same nutritional characteristics as conventionally developed products. There can be no assurance that the FDA will not reconsider its position, or that local and state authorities will not enact labeling requirements, either of which could have a material adverse effect on marketing of some future products.

     The FDA is in the process of modifying its policy on foods developed through genetic engineering to include a Premarket Notification ("PMN") procedure. This policy modification will require companies that develop genetically engineered foods to inform the FDA that its safety evaluation is complete and that the company intends to commercialize the product. The objective of the PMN is to make the FDA and the public aware of all new genetically engineered food products entering the market. If PMN is required, the Company believes it should not delay Calgene's plans to commercialize its genetically engineered food products.

     In June 1994, Calgene filed a request with Health Canada for permission to sell FLAVR SAVR tomatoes in Canada. The request was filed pursuant to a proposed Health Canada review process in which Health Canada is notified of Calgene's intention to sell and to advertise for sale FLAVR SAVR tomatoes in Canada. Canada notified Calgene in February 1995 that it has no objections to the importation and sale of the FLAVR SAVR tomato. Calgene also received approval from Agriculture and Agri-Foods Canada in February 1996 and from Health Canada in April 1996 which allows the growing and commercialization of Laurate canola in Canada. Calgene has received permission from the Mexican Health and Agriculture authorities to grow and sell the FLAVR SAVR tomato in Mexico.

     In March 1996, Calgene received approval from the United Kingdom Ministry of Agriculture, Fisheries and Food that ten different lines of fresh tomatoes containing the FLAVR SAVR gene are safe for consumption. This was the first clearance of an unprocessed genetically modified food anywhere in Europe.

     Commercialization of BXN cotton required clearance from the EPA to allow use of the herbicide bromoxynil on cotton plants. Bromoxynil is produced and sold by Calgene's strategic partner, Rhone Poulenc. These clearances were received by Rhone-Poulenc on May 5, 1995.

     Calgene's activities will be subject to general FDA food regulations and are, or may be, subject to regulation under various other laws and regulations including, among others, the Occupational Safety and Health Act, the Toxic Substances Control Act, the National Environmental Policy Act, other Federal water air and environmental quality statutes, export control legislation, antitrust and other laws. At the present time. most states are generally deferring to federal agencies (USDA or EPA) for the approval of field trials, although all states are provided a review period prior to the issuance of a field trial permit. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing approval, seizure or recall of products, injunction or criminal prosecution.

     The federal regulatory agencies most involved in the predominant business of Gargiulo--the production and marketing of fresh fruit and vegetables-- are the USDA and the FDA. The USDA sets standards for raw produce and governs its inspection and certification. Under the Perishable Agricultural and Commodities Act ("PACA"), the USDA exercises broad control over the marketing of produce in domestic and foreign commerce, sets standards of fair conduct as to representations, sales, delivery, shipment and payment for goods and regulates the licensing of produce merchants and brokers. Gargiulo's growing operations are also subject to substantial oversight by the Environmental Protection Agency (the "EPA") in matters ranging from the use of fertilizers and pesticides to the condition of farmland and wetlands protection. Of particular concern in this regard is the current investigation by the EPA and other environmental regulators into the possible harmful effects on the ozone layer of methyl bromide, a chemical widely used by Gargiulo and other agricultural producers. The USDA also has specific authority, under the Federal Seed Act, to oversee the quality and labeling of commercial seed products, such as those developed by Gargiulo.

     Through its extensive use of farm labor in its growing operations, Gargiulo is subject to supervision by the United States Department of Labor, under both the Fair Labor Standards Act and the Occupational Safety and Health Act; and the prevalence of foreign workers in this sector of Gargiulo's work force necessarily involves oversight by the Immigration and Naturalization Service.

     Almost every aspect of federal regulation is accompanied by regulation on the state level, in each jurisdiction where Gargiulo has growing and/or research operations. In particular in Florida, the South Florida Water Management District regulates surface water management and irrigation water withdrawals. Gargiulo must also, in its Mexican operation, comply with the requirements of Mexican law, most importantly Mexico's environmental protection law.

HUMAN RESOURCES

     At June 30, 1996 Calgene employed a total of 1,341 regular employees, of whom 128 were research and product development scientists and support personnel, 854 were production, farm and packing house employees, 52 were sales and marketing personnel and 307 were in administrative and general management positions. In addition Calgene employed approximately 3,053 seasonal workers. None of Calgene's work force is presently unionized, although there is no assurance that unions, especially for farm workers, may not attempt to unionize Calgene's workers in the future. Calgene believes its relations with its employees are good.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

     Name            Age                     Position                      Since
     ----            ---                     --------                      -----

Lloyd M. Kunimoto....43  Acting Chief Executive Officer.....................1996
Richard J. Stonard...41  Senior Vice President and Chief Technical Officer..1995
Christian Leleu......43  Senior Vice President and Chief Financial Officer..1996
Andrew Baum..........40  Vice President and President of Oils Division......1987
Thomas Hughes........37  President, Stoneville Pedigreed Seed Co............1992
Michael J. Motroni...41  Vice President of Finance and Secretary............1992
Jeffrey D. Gargiulo..43  Chief Executive Officer, Gargiulo, Inc.............1996

     The executive officers are elected by and serve at the discretion of the Board of Directors of the Company.

     Mr. Kunimoto has been the President and Acting Chief Executive Officer since July 1996. From June 1995 to July 1996 Mr. Kunimoto served as Vice President of Strategic Planning and Business Development. From November 1983 to June 1995, Mr. Kunimoto served in several senior management positions with the Company.

     Dr. Stonard joined Calgene as Senior Vice President and Chief Technical Officer in 1996. Since 1982 Dr. Stonard worked in various positions at Monsanto Company, most recently as Director of Crop Protection Research for Ceregen, a unit of Monsanto.

     Mr. Leleu joined the Company as Senior Vice President and Chief Financial Officer in 1996. Mr. Leleu worked in various positions at Monsanto Company, most recently as Director of Business Analysis for Crop Protection.

     Mr. Baum joined Calgene as Director of Operations in 1981, became Vice President of Operations in 1987 and became Senior Vice President of Operations in 1991. Since November 1992, Mr. Baum has been the President of Calgene's Oils Division. Mr. Baum is a founding member and is currently Secretary of the U.S. Canola Association.

     Mr. Hughes joined Stoneville Pedigreed Seed Co. in 1988 as Plant Operations Manager and became President in 1992. Mr. Hughes is Director of the Mississippi Seedmen's Association, President of the Mississippi Seed Improvement Association and is an active member of the Delta Council, Cotton Foundation (National Cotton Council), and the American Seed Trade Association.

     Mr. Motroni joined the Company in August 1983 and became Controller in July 1986. He was elected Vice President of Finance and Secretary in May 1992.

     Mr. Gargiulo has been Chairman and Chief Executive Officer of Gargiulo L.P. since 1981 and since March 1996 Chief Executive Officer of Gargiulo, Inc., the successor company to Gargiulo L.P. Mr. Gargiulo is Chairman of the Executive Committee of the Produce Marketing Association.

RISK FACTORS

     Management and Coordination of Operations. In March 1996, Calgene and Monsanto consummated a transaction under which Monsanto contributed Gargiulo, $30 million and certain oils and produce related technology in exchange for a 49.9% interest in Calgene. The achievement of the anticipated benefits of the Monsanto Transaction will depend in part upon whether the businesses of Calgene and Gargiulo can be managed and coordinated in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of managing and coordinating the businesses of Calgene and Gargiulo may be increased by the geographic separation of the organizations and their decentralized managements. The coordination of the businesses of Calgene and Gargiulo may require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined companies. In addition, Gargiulo is in the process of integrating the operations of Collier Farms into its own operations, which may further distract the management of Gargiulo from day-to-day operations. In connection with the Collier Transaction, Gargiulo incurred approximately $20 million of indebtedness in the form of $10 million loan from Monsanto under an existing credit facility and a $10 million purchase money note payable to Collier Enterprises (the "Seller Note"). Gargiulo's ability to repay such indebtedness will depend, in part, on the successful integration of the operations of Collier Farms into the operations of Gargiulo and the success of the Collier Farms operations which are subject to the same agribusiness risks as apply to Calgene as described below.

     Combination of Tomato Businesses. Gargiulo acquired the right to lease up to 11,000 acres of farmland in southwest Florida as a consequence of the Collier acquisition. Consequently, certain of the farmland owned by Gargiulo in Florida will no longer be necessary and will be sold. At June 30, 1996, such farmland secured approximately $10 million of mortgage indebtedness. Such farmland is also used as security for the Seller Note. There can be no assurance that Gargiulo will be able to sell such farmland for an amount that is sufficient to repay the indebtedness secured by such farmland, if at all. Calgene anticipates further consolidations, the financial impact of which cannot be estimated at this time.

     Significant Influence by Monsanto and Possible Conflicts of Interest. Monsanto owns 49.9% of the outstanding shares of Common Stock and has the right to designate four of the nine members of the Calgene Board under a Stockholders Agreement. Monsanto has the right to designate additional directors if and when its percentage ownership of Calgene Common Stock increases. In addition, certain actions may not be taken by Calgene without the approval of Monsanto. In July 1996, Calgene announced that it and Monsanto Company entered into a letter of intent under which Monsanto will purchase an additional 6,250,000 shares of Calgene common stock at a price of $8 per share (the "Proposed Monsanto Transaction"). If approved by Calgene's shareholders, the purchase would bring Monsanto's equity ownership interest to approximately 54.6% and give Monsanto the right to designate five of the nine members of the Board. Also, Monsanto is obligated, subject to certain terms and conditions, to lend up to $40 million to Gargiulo, and up to $15 million annually for a period of three years to Calgene, although not more than $15 million may be outstanding thereunder at any one time. As of June 30, 1996, $24.8 million of the $40 million credit facility was outstanding. The credit facility agreements each contain various covenants precluding Calgene and its subsidiaries from taking certain actions without the approval of Monsanto. Also, in the event of a default by Calgene under the Calgene credit facility agreements, Monsanto has certain rights to convert the outstanding principal and interest under such agreements into additional shares of Calgene Common Stock at the then market value of the Calgene Common Stock, and any such conversion could substantially dilute the ownership interests of other Calgene stockholders. It is possible that Monsanto's interest as a stockholder of Calgene may differ from its interest as a lender, and there can be no assurance that actions taken by Monsanto pursuant to the exercise of its various rights under the Stockholders Agreement, and the credit facility agreements will be in the best interests of all other stockholders of Calgene. At June 30, 1996, Calgene was in violation of certain financial covenants in the $40 million credit facility. Monsanto has agreed to waive such financial covenants until September 30, 1997.

     Possible Need for Additional Financing. Calgene expects its current cash balances, together with the $50 million cash contribution to be made by Monsanto for the purchase of additional common stock under the Proposed Monsanto Transaction and the proceeds of the credit facility agreements and other bank lines of credit expected to be available to Calgene, will be sufficient to fund its operations for the foreseeable future. However, such expectation is based in part on the achievement of the operating plans of Calgene and there can be no assurance such operating plans will be achieved. Also, there can be no assurance that Calgene's shareholders will approve the Proposed Monsanto Transaction, or that all of Calgene's expected sources of funds will be available. Calgene currently has a $13 million line of credit with Harris Bank (the "Harris Credit Facility"). The Harris Credit Facility which was scheduled to expire on January 31, 1996, has been extended until December 31, 1996. The bank may require changes in the terms of the Calgene credit facility agreement with Monsanto and, if the required changes cannot be accommodated, there can be no assurance that such bank will continue to make these lines of credit available or, if such lines are not available, that Calgene will be able to obtain alternative bank financing on favorable terms, if at all. As of August 31, 1996, Calgene was not in compliance with certain financial covenants under its credit agreement with Harris Bank. While Calgene has obtained waivers of such defaults through December 31, 1996, there can be no assurance that it will be in compliance with such covenants in the future or, in the event it is not in compliance, that it will be able to obtain waivers of any such covenants. Gargiulo was not in compliance with certain financial covenants in its credit agreement with NationsBank. Gargiulo has received waivers under such covenants until November 30, 1996. There can be no assurance that Gargiulo will be in compliance with such covenants or other covenants in its credit agreement in the future or that, in the event it is not in compliance, that it will be able to obtain waivers of any such covenants. NationsBank has indicated that it does not intend to renew its credit agreement with Gargiulo beyond November 30, 1996. While Monsanto has agreed to make a $40 million loan available to Gargiulo, further advances under such loan are subject to the achievement of certain milestones, and are to be used solely to fund the branded tomato strategy and are repayable out of specified portions of the cumulative free cash flow of Gargiulo. While Monsanto has agreed to advance up to $15 million annually to Calgene for three consecutive years, not more than $15 million may be outstanding thereunder at any one time. Except as described above, Monsanto has no obligation to loan or otherwise contribute additional cash to Calgene. For all the foregoing reasons, there can be no assurance that Calgene will be able to obtain any future required financing on favorable terms, if at all.

     History of Losses; Uncertainty of Future Financial Results. Calgene has incurred aggregate net losses of approximately $274 million from inception in 1981 through June 30, 1996, including research and development expenses in excess of $200 million. The net loss for Calgene in the year ended June 30, 1996 ("Fiscal 1996") was $97.0 million, including in-process research and development expense and asset write-downs totaling $74.8 million primarily as a consequence of the Monsanto Transaction and the acquisition of Gargiulo. Calgene expects to incur a substantial net loss in the six month period ending December 31, 1996. There is no assurance that some or all of the factors which caused these historical losses will not be present in future periods or that Calgene will be able to overcome these or other problems and achieve profitability in the highly unpredictable and volatile fresh produce business.

     Potential Inability to Successfully Produce or Market the Branded Tomato. Calgene intends to market a premium quality branded tomato under the Gargiulo brand name, as part of its branded tomato strategy. A branded tomato program requires year-round production of a tomato which consistently and uniformly combine the characteristics and attributes retail consumers generally look for in the tomatoes they purchase, such as pleasing flavor, tempting color, and good size, shape and firmness. Calgene believes that such tomatoes, if successfully produced and marketed, would gain brand recognition and that a sufficient number of retail consumers would be willing to pay a premium price for such tomatoes. However, to date, no grower or shipper has successfully produced and supplied a branded tomato on a nationwide and year-round basis. While Calgene believes the development of a successful branded tomato program is achievable, it recognizes that such development will take a significant amount of time, effort and capital. Even if Calgene is able to produce tomatoes suitable for a branded program, there can be no assurance that retail consumers will be willing to consistently pay premium prices for such tomatoes. Because Gargiulo has been principally engaged in the commodity tomato business, and has little experience in the fresh tomato business, Calgene will have little or no marketing experience of the type required for a branded tomato program. There can be no assurance that Calgene' s marketing efforts will be successful.

     Funding of Branded Tomato Strategy. Upon the terms and conditions of the Gargiulo Credit Facility Agreement, Monsanto has made available to Calgene a revolving credit facility of up to $40 million. The proceeds of loans under the Gargiulo Credit Facility Agreement are to be used solely to support the branded tomato strategy (other than amounts used to finance $10 million of borrowings made by Gargiulo to finance the Collier Transaction and to allow Gargiulo to make an approximate $2 million payment to Monsanto pursuant to the Development Agreement). In order to obtain an advance from Monsanto under the Gargiulo Credit Facility Agreement, Calgene must provide reasonably acceptable documentation to Monsanto verifying that certain milestones have been reached and certain goals have been achieved, all as set forth in the Gargiulo Credit Facility Agreement. In the event such milestones and goals are not achieved, Monsanto will have no obligation to make advances under the Gargiulo Credit Facility Agreement and Calgene will likely be unable to obtain sufficient capital to support the implementation or expansion of the branded tomato program.

     Risks Associated with Production of Genetically-Engineered Tomatoes. Calgene has experienced difficulties in scaling-up production of its genetically-engineered tomatoes and has temporarily curtailed its tomato growing operations until it is able to complete its development of varieties with suitable agronomic characteristics. There can be no assurance that Calgene will be able to accomplish such development or production scale-up of genetically-engineered tomatoes. Unless and until such time as Calgene develops genetically-engineered tomatoes with agronomic characteristics which it deems sufficient for cost-effective commercial production, it will be dependent upon the sale of tomatoes into the commodity markets.

     Agribusiness Risks. A variety of agribusiness risks affect all of the fresh produce sold by Calgene, including, without limitation, the following:

         Supply and Demand. The fresh produce business is particularly sensitive to fluctuation in supply and demand. When the supply of tomatoes and berries in the market exceeds the demand for such products the market price for fresh produce may be driven down significantly, in some instances below the cost of harvesting and packing. In such situations it may be uneconomical to harvest a crop, resulting in a total loss of the costs incurred in growing such crop. Even when market prices are sufficient to permit recovery of direct harvesting and packing costs, prices may not be high enough to permit recovery of growing costs and/or overhead and other indirect costs. In addition, oversupply can also affect the prices obtained for premium quality produce. See "--Risks Associated with the Branded Tomato Strategy."

         Limited Barriers to Entry. The relatively low capital requirements for farming permit relatively easy entrance into the fresh produce business, which in turn can result in over-supply.

         Weather. Weather conditions greatly affect the amount of fresh produce that is brought to market. and accordingly, the prices received for such produce. Storms, frosts, droughts, and particularly floods. can destroy crop and less severe weather conditions, such as excess precipitation, cold weather and heat, can kill or damage significant portions of a crop, rendering much of it unpackable and unsalable.

         Crop Disease and Pestilence. Crop disease and pestilence can be unpredictable and can have a devastating effect on crops, rendering them unsalable and resulting in the loss of all or a major portion of the crop for that harvest .season. Even when only a portion of the crop is damaged, the profits a grower could have ~ de on the crop will be severely disrupted because the costs to plant and cultivate the entire crop will have been incurred although only a portion of it can be sold. While some crop diseases and pestilence are preventable or treatable. the costs of prevention or treatment may be high. Calgene is attempting to develop insect and disease resistant strains of tomatoes, other produce and cotton. However, there can be no assurance that these efforts will be successful.

         Labor Shortages and Union Activity. The production of fresh produce is heavily dependent upon the availability of a large migrant labor force in order to harvest crops. The turnover rate among the migrant labor force is high due to the strenuous work, long hours, necessary relocation and relatively low pay. Further the pool of such workers willing and able to do such unskilled manual labor is shrinking. To the extent it becomes necessary to pay more to attract unskilled labor to migrant farm work, labor costs can be expected to increase. In addition, compliance with more stringent immigration laws has increased and is likely to continue to increase migrant labor costs.

     The migrant worker work force has not been unionized for the most part, though significant efforts to form collective bargaining units or to have existing ones recognized has occurred in the past, particularly in California and to a lesser extent, Southwest Florida. There can be no assurance that such union organizing activities will not occur in the future. If such organizing efforts were to occur and be successful on a large scale labor costs would likely increase and there could be work stoppages, which would be particularly damaging in an industry where harvesting crops at peak times and getting them to market on a timely basis is critical. The majority of fresh produce is shipped by truck and is therefore susceptible to labor disturbances in the trucking industry. Labor disturbances in the trucking industry can limit the ability to get fresh produce to market before it spoils. Although Gargiulo has never been affected by a nationwide truckers strike, it has been affected by regional strikes and there can be no assurance that Calgene will not be affected by national or regional labor disruptions in the trucking industry in the future.

     Availability of Farmland in Florida and California. Calgene intends to lease the majority of the land on which it grows its crops, particularly tomatoes. These leases are generally short term, and as a result, Calgene will likely be required to renegotiate many of its leases on an annual basis, thereby subjecting itself to the possibility of increased rental payments. In addition, a significant amount of the available land in Florida is classified as "wetlands" and subject to significant restrictions on use. While Calgene believes that the acquisition of Collier Farms by Gargiulo reduces this risk in part, there can be no assurance that Calgene will enjoy the benefits it anticipates as a result of the Collier Transaction.

     Risks similar to those set forth above are associated with the continued leasing of farmland for the growing of strawberries in California. Additionally, farmland along the California coast is subject to the problem of salt water intrusion which would be adverse to the growing of strawberries.

     Seed Sales. Seed sales are affected by U.S. government agricultural policy, which imposes varying limitations on planting acreage as a criterion for farmers' eligibility to receive government subsidy payments and other benefits. There is no assurance that current or future U.S. government agricultural policies will not have a material adverse effect on Calgene's financial results.

     Technological Change. The application of recombinant DNA and related technologies to plants is complex and subject to rapid change. A number of companies are engaged in research related to plant biotechnology including companies that rely on the use of recombinant DNA as a principal scientific strategy and companies that rely on other technologies. Technological advances by others could render Calgene products less competitive. Many of these companies, as well as competitors that supply non-genetically engineered products have substantially greater resources than Calgene. Other companies are developing and seeking to commercialize premium quality, fresh market tomatoes developed with recombinant DNA or other technologies. One of Calgene's competitors. a biotechnology company, has developed a vine-ripened tomato using one such other technology, somoclonal variation.
which it is currently selling.

     Product Development Uncertainties. Although Calgene has completed the genetic engineering of BXN(TM) cotton and laurate canola, Calgene's other genetically engineered products are at various stages of development. There are difficult scientific objectives to he achieved in certain product development programs before the technological feasibility of such products can be demonstrated. Even the more advanced programs could encounter technological problems that could significantly delay or prevent product development or product introduction.

     Patents and Trade Secrets. Since 1992, Calgene has been engaged in litigation with Enzo Biochem ("Enzo") a company licensed under three related U.S. patents and counterpart foreign patents (the "Enzo Patents") which purport to cover the use of antisense technology in all cells, including plant cells. Some of Calgene's products, including the FLAVR SAVR tomato, use antisense technology. Enzo claimed that Calgene infringed the Enzo Patents. Calgene denied infringement and challenged the validity of the Enzo Patents. On February 2, 1996, the District Court ruled that the Enzo Patents are invalid. In addition, the validity of a patent owned by Calgene directed to the use of antisense in plant cells was upheld by the District Court. Meanwhile, Calgene subsequently requested that the court clarify certain aspects of the infringement portion of its decision and the court has agreed to reconsider on this basis. Enzo has indicated that it intends to appeal the decision. If on reconsideration or as a result of an appeal a court were to determine that one or more of the Enzo Patents validly covers plant cells and that such patents are infringed by Calgene's sales of products incorporating such antisense technology, Calgene could he held liable for significant damages and could be precluded from producing and selling the FLAVR SAVR tomato, as well as other products currently under development. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms, if at all. See "Item 3 - Legal Proceedings."

     The European Patent Office (the "EPO") has granted a patent to Enzo with respect to claims which are intended to cover the use of antisense in all cells, including plant cells. The EPO has also granted a patent to Agracetus, Inc., a plant biotechnology company ("Agracetus"), with claims which are intended to cover the use of antisense technology in all plants. A preliminary decision from the EPO indicates that Calgene's opposition to Enzo's patent should be rejected. Calgene has filed supplemental arguments with the EPO responding to the EPO's reasoning and providing additional grounds for invalidation based upon evidence which surfaced during the course of the U.S. litigation and intends to supplement its opposition in the near future against such Agracetus patent. If these proceedings are not successful in limiting the scope of the claims of these patents and if Calgene is unable to obtain licenses from the respective patent holders to use such antisense technology, Calgene could be prevented from expanding some of Calgene's genetically engineered products, including tomatoes engineered with the FLAVR SAVR gene, into Europe. There is no assurance that licenses could be obtained on commercially reasonable terms, if at all. In May 1996, Monsanto Company purchased the plant biotechnology assets of Agracetus along with related intellectual property.

     Other companies have applied for patents covering Bt technology. If patents were to be issued to other companies, Calgene would be required to obtain a license to employ the Bt gene in commercial products. There is no assurance that such 1icenses could be obtained on commercially reasonable terms, if at all. Calgene has rights to obtain certain licenses to Monsanto's Bt technology and has licensed Plant Genetics systems issued Bt patent.

     U.S. patents have been issued to Agracetus for the transformation of cotton. Calgene has obtained a license from Agracetus for non-fiber uses. The patents are now in reexamination before the U.S. Patent Office and some claims have been indicated as allowable by the Examiner. Once the reexamination is completed, Calgene may determine that a license under these patents is needed for its genetically engineered cotton fiber products. There is no assurance that such a license could be obtained on commercially reasonable terms if at all. In May 1996, Monsanto Company acquired from Agracetus its technology for cotton fiber improvement.

     A U.S. patent has been issued to a competitor for a genetic component which is currently used in Calgene FLAVR SAVR tomato. Although alternatives are available, in the event Calgene would be prevented from utilizing this genetic element, it would cause disruption in the production of FLAVR SAVR tomatoes. Analysis of this patent is currently underway. In the event that it is determined that a license is necessary, there is no assurance that a license can be obtained on commercially reasonable terms, if at all.

     Patent applications filed in the United States are not publicly available for examination. Patent applications filed outside of the United States may be available for examination, but may not accurately reflect the applications filed in the United States on the same claimed inventions. Patent application filed or to be filed in the future by Calgene's competitors or others could, if patents are issued, preclude Calgene from using. in the patent issuing countries, technology and techniques basic to genetic engineering and to areas of particular importance to Calgene. If Calgene is unable to obtain licenses to use such technology, there could be a delay in the introduction of some of Calgene's genetically engineered products in those countries. Whether such patents will be issued, the extent to which Calgene would be required to license such patents and the availability and cost of such licenses are currently unknown.

     Calgene has received U.S. and foreign utility patents and has filed and will continue to file patent applications in order to obtain proprietary protection of certain genes, gene constructs, uses of genes in specific applications and methods for genetic engineering of plants. There is no assurance that future patents call he obtained in a timely fashion or, if issued, will afford Calgene significant protection. In addition to patents, Calgene seeks to protect its proprietary know-how as trade secrets. Although Calgene takes precautionary measures to maintain the confidentiality of its trade secrets, there is no assurance that competitors will not gain access to Calgene's know-how or independently develop substantially equivalent know-how.

     Public Acceptance of Genetically Engineered Products. The commercial success of Calgene's genetically engineered products will depend in part on public acceptance of the cultivation and consumption of genetically engineered plants and plant products. Public attitudes may be influenced by claims that genetically engineered plant products are unsafe for consumption or pose a danger to the environment. There is no assurance that Calgene's genetically engineered products will gain public acceptance.

     Government Regulation. The field testing, production and marketing of genetically engineered plants and plant products by Calgene is subject to federal, state, local and foreign governmental regulation. There is no assurance that regulatory agencies administering existing or future regulations or legislation will allow Calgene to produce and market its genetically engineered products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to Calgene's product development programs or the commercialization of resulting products.

     Although the U.S. Food and Drug Administration (the "FDA") has announced in a policy statement that it will apply the same regulatory standards to foods developed through genetic engineering as applied to foods developed through traditional plant breeding, genetically engineered food products will be subject to premarket review if they raise safety questions or are deemed to be food additives. Calgene has completed the safety assessment of its FLAVR SAVR tomato, BXN(TM) cotton and laurate canola products in accordance with the FDA policy. There is no assurance that future Calgene products will not be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions or are deemed to be food additive.

     The FDA has announced in a policy statement that it will not require that genetically engineered products he labeled as such, provided that such products are as safe, and have the same nutritional characteristics as conventionally developed products. There can be no assurance that the FDA will not reconsider its position, or that local and state authorities will not enact labeling requirements, either of which could have a material adverse effect on Calgene.

     International regulatory requirements for genetically engineered plants and plant products are only partially in place. Consequently, there can be no assurance that additional data, labeling or other requirements will not be required in countries where Calgene intends to grow and/or commercialize its genetically engineered products. Foreign regulatory agencies could require Calgene to conduct further safety assessments and potentially delay product development programs or commercialization of resulting products. In addition the Mexican health and agriculture authorities and Health Canada could reconsider their respective positions regarding the marketing of the FLAVR SAVR tomato and laurate canola.

     The United States Department of Agriculture (the "USDA") prohibits genetically engineered plants from being grown and transported except pursuant to a deregulation, or under controls so burdensome as to render commercialization impracticable. The only Calgene plants currently exempted by the USDA are Calgene's initial tomato varieties engineered with the FLAVR SAVR gene, the BXN(TM) cotton varieties and laurate canola. No assurance can be given that additional Calgene products will be exempted by the USDA.

ITEM 2.  PROPERTIES
         ----------

     Calgene's principal research and development, executive and administrative offices are located in three adjacent buildings in Davis, California, totaling approximately 71,000 square feet. Each of the buildings is leased. Including options to extend, the leases expire on 57,000 square feet in the year 2015 and on 14,000 square feet in the year 2003. The company owns a 24,000 square foot greenhouse facility located on ten acres near its main facility. An additional 54,000 square feet of greenhouse space is leased near Galt, California. Including options to extend, the two leases in Galt expire in November 1997 and July 1998, respectively.

     In Georgia, the Company leases approximately 9,300 square feet of office and laboratory space. With options to extend, the lease expires in March 2002. A 3,000 square foot greenhouse was constructed in 1994 by the Company.

     At Stoneville, Mississippi, the Company owns approximately 155,000 square feet of production and warehouse space, including a 16,000 square foot seed delinting production facility. In addition, the Company also owns approximately 47,450 square feet of administrative and research and development facilities, and 123 acres of research land. Currently, the Company is in the process of constructing 27,000 square feet of additional warehouse space. The Company's Arizona operations are located on 15 acres of leased land which, including options to extend, expire in the year 2018. The Company owns 83,000 square feet of production and warehouse space on this leased land. The Company's Stoneville and Arizona facilities have the capacity to process up to 20,000 tons of bulk cotton seed.

     At its Calgene Chemical facility in Illinois, the Company leases office, production, laboratory and warehouse space located on approximately 4.5 acres. Including options to extend, the lease expires in 2017.

     Gargiulo's principal properties presently consist of its executive offices and sales offices and related packing facility located in Naples, Florida; a research facility in Bonita Springs, Florida; tomato packing facilities in Palmetto, Florida; Quincy, Florida; Mappsville, Virginia; Santa Isabela, Puerto Rico; and Firebaugh, California; administrative offices in Watsonville, California; a sales office in Nogales, Arizona; and various owned and leased farmland. Gargiulo owns or leases farmland in and around Naples and Qunicy, Florida; Watsonville, Oxnard, Santa Maria and Firebaugh, California; Mappsville, Virginia; Santa Isabela, Puerto Rico; and Sinaloa State, Mexico. The majority of Gargiulo's land is leased pursuant to relatively short-term leases. Thus, the amount of farmland leased in any of the geographic areas in which Gargiulo operates can vary from growing season to growing season.

     With the acquisition of Collier Farms Gargiulo obtained four properties located in southwest Florida. These properties are the sites of the two packing houses, proposed seasonal labor housing and transplant nursery. In addition, Gargiulo obtained access to long-term property leases which are used in the growing operations. These areas have historically been used for vegetable production and total approximately 11,000 acres. These properties are subject to a master lease agreement which gives Garguilo certain rights to utilize these properties. Collier Farms leases two additional properties in central Florida. These farms are used for early fall and late spring production of tomatoes and other vegetables. Each location is approximately 200 net acres.
The tomato and vegetable packing houses are located in Immokalee, Florida.

     The Company's facilities are suitable for their respective uses and are, in general, adequate for its needs, at least through 1997. The research and development, executive and administrative offices at the Davis facility will accommodate planned growth beyond 1997.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

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

     Nevertheless, if on reconsideration or as a result of an appeal a court were to determine that one or more of the Enzo Patents validly covers plant cells and that such patents are infringed by Calgene's sales of products incorporating such antisense technology, Calgene could be held liable for significant damages and could be precluded from producing and selling the FLAVR SAVR tomato, as well as other products currently under development. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms, if at all. If the court were to determine that the Calgene Antisense Patent is invalid or unenforceable, Calgene would be deprived of the competitive and licensing advantages afforded by its patent. Moreover, the Company would have to expense the capitalized legal fees related to the defense of the Calgene's Antisense Patent, which amounted to approximately $5.8 million at June 30, 1996.

     Gargiulo is a defendant in two pending cases which involve personal injury claims relating to a vehicle accident in which numerous migrant labor workers being transported to the farm of Gargiulo & Dresick Associates (which was being farmed under contract by Dresick Farms, Inc.) were killed or injured. The two cases, Alvertano Alberto Jiminez; et al. v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vega; Robles Rios; Jesus Loza and Samuel Santiago Vasquez, and Jose Vasquez; et al. v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vega; Robles Rios; Jesus Loza and Samuel Santiago Vazquez, were both filed on October 18, 1995, in the United States District Court for the Eastern District of California. The company hiring and transporting such farm workers was Pat Kreger, Inc., an independent contractor engaged by Dresick Farms, Inc. to arrange for migrant farm labor for the farm. The plaintiffs allege that the vehicle in question was in violation of one or more federal and state safety regulations governing farm labor vehicles. The plaintiffs are seeking general damages, including compensation for pain and suffering; special damages, including past, present and future medical expenses; compensation for the loss of past and future income; and punitive damages in an unspecified amount. Gargiulo's insurance carriers have been contacted regarding these lawsuits. It has not yet been determined whether Gargiulo's insurance will be sufficient to cover these claims, if any. Gargiulo intends to vigorously defend itself against these claims and believes that the ultimate outcome will not have a material adverse effect on the Company's financial position on results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS
         ---------------------------------------------------

     None.

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
         -------------------------------------------------
              STOCKHOLDERS MATTERS
              --------------------

     Calgene's Common Stock is traded over-the-counter on the NASDAQ National Market under the symbol CGNE. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by NASDAQ.

                                                          High             Low
FISCAL 1995
     Quarter ended September 30, 1994 ...................12.375           8.625
     Quarter ended December 31, 1994......................9.875           6.375
     Quarter ended March 31, 1995.........................8.875           5.750
     Quarter ending June 30, 1995.........................9.625           5.375

FISCAL 1996
     Quarter ended September 30, 1995 ....................8.125           6.625
     Quarter ended December 31, 1995......................7.250           4.250
     Quarter ended March 31, 1996.........................7.375           4.500
     Quarter ending June 30, 1996.........................6.875           5.375

     As of September 23, 1996, there were approximately 3,244 holders of record of the Calgene Common Stock. Calgene believes that the number of beneficial owners of Calgene Common Stock is in excess of 31,000.

     ALL STOCKHOLDERS OF CALGENE ARE URGED TO OBTAIN A CURRENT MARKET QUOTATION FOR THE CALGENE COMMON STOCK.

     Calgene has never declared or paid cash dividends and does not intend to pay cash dividends in the foreseeable future. Future cash dividends, if any, will be determined by the Calgene Board and will be based upon Calgene's future earnings, capital requirements, financial condition and other factors deemed relevant by the Calgene Board. In addition, the ability of Calgene to pay dividends would be restricted by the terms of certain indebtedness of Calgene as well as the terms of the Calgene Credit Facility Agreement and the Gargiulo Credit Facility Agreement the Company has with Monsanto Company.

ITEM 6.       SELECTED FINANCIAL DATA
              -----------------------

                        FIVE YEAR SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

                                                1996               1995               1994               1993               1992
                                              ---------          ---------          ---------          ---------          ---------

CONSOLIDATED STATEMENT OF OPERATIONS
DATA (1):

Revenues:
                                                                                                                          ---------
     Product sales                            $  95,723          $  48,972          $  35,408          $  24,675          $  18,211
     Product development                          9,272              6,459              3,025              2,562              3,666
                                              ---------          ---------          ---------          ---------          ---------
         Total revenues                       $ 104,995          $  55,431          $  38,433          $  27,237          $  21,877
                                                                                                                          ---------
                                                                                                                          ---------
Loss from continuing operations               $ (97,014)         $ (30,602)         $ (42,801)         $ (25,223)         $ (18,616)

Net loss                                      $ (97,014)         $ (30,602)         $ (42,801)         $ (25,623)         $ (19,916)

Net loss per share (2):
     Loss from continuing operations          $   (2.56)         $   (1.04)         $   (1.71)         $   (1.11)         $   (1.34)
     Net loss                                 $   (2.56)         $   (1.04)         $   (1.71)         $   (1.13)         $   (1.42)
                                                                                                                          ---------
CONSOLIDATED BALANCE SHEET DATA:
                                                                                                                          ---------
     Total assets                             $ 233,302          $  89,231          $  78,312          $  88,401          $  85,223
     Long-term obligations                    $  57,403          $  15,421          $   5,704          $   3,694          $   4,378
     Preferred stock (3)                      $    --            $    --            $    --            $    --            $  29,506
     Common stock and additional
         paid-in capital                      $ 367,554          $ 223,191          $ 190,961          $ 169,506          $ 111,119



(1)    As described elsewhere herein, acquisitions during 1993 and 1996 affect the comparability of the selected financial data.
(2)    Applicable to holders of common stock.
(3)    Includes additional paid-in capital allocable to Preferred Stock.
       Substantially all the Preferred Stock was converted to Common Stock in
       July 1992.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITIONS AND RESULTS OF OPERATIONS
         ------------------------------------

RESULTS OF OPERATIONS

     Overview of Gargiulo

     On March 31, 1996, Calgene and Monsanto Company ("Monsanto") entered into a transaction under which Monsanto contributed Gargiulo Inc. ("Gargiulo"), $30 million cash and certain oils and produce related technology in exchange for a 49.9% equity interest in Calgene. Gargiulo is a grower, packer, marketer and distributor of tomatoes, strawberries and other produce. Gargiulo tomato producing operations are conducted principally in Florida, California, Puerto Rico and Mexico. Gargiulo berry production operations are conducted principally in northern California. On February 29, 1996, Gargiulo and Collier Enterprises consummated an asset purchase agreement whereby Gargiulo acquired substantially all the assets subject to the assumption of certain specified liabilities of the produce business conducted by certain affiliates of Collier Enterprises under the trade name Collier Farms ("Collier"). Collier is an agricultural producer of tomatoes and other vegetables in Florida, and engages in the packaging, marketing and distribution of those products in the commodity markets. The Company's tomato operations consist of the combined business of Calgene Fresh, which was organized in 1992 to develop and produce genetically engineered premium tomatoes, and Gargiulo.

     Revenues

     Calgene's product sales in fiscal 1996 increased 95.5% to $95.7 million from $49.0 million in fiscal 1995. The increase resulted from the inclusion of Gargiulo's product sales of $48.3 million in the fourth quarter of fiscal 1996. Product sales in fiscal 1995 increased 38.3% to $49.0 million from $35.4 million in fiscal 1994. The increase reflects $6.8 million higher tomato sales, $4.2 million higher cotton seed sales, and $2.3 million higher specialty oleochemical sales. As a result of the Gargiulo acquisition, sales of fresh market produce are expected to increase in the next fiscal year.

     Product development revenues in fiscal 1996 increased by 43.6% to $9.3 million from $6.5 million in the prior fiscal year. The increase was due to a $3.3 million increase in technology license sales reflecting the net impact of non-recurring sales of $7.0 million and $3.8 million in fiscal 1996 and 1995, respectively. Product development revenues in fiscal 1995 increased by 113.5% to $6.5 million from $3.0 million in the prior fiscal year. The increase was primarily due to a $3.4 million increase in technology license sales.

     Gross Profit

     Calgene's gross profit on net product sales was $5.3 million in fiscal 1996 as compared to a negative gross profit of $4.7 million in fiscal 1995. The $10.0 million improvement is attributable to a $10.4 million reduction of negative gross profit at Calgene Fresh, and the inclusion of Gargiulo fourth quarter gross profit of $2.1 million. This improvement was partly offset by a $2.1 million decrease in gross profit from cotton operations primarily due to surplus inventory write downs and higher product costs. Gross profit in fiscal 1995 was negative $4.7 million as compared to a negative gross profit of $8.6 million in fiscal 1994. The negative gross profit is attributable to the Company's fresh market tomato operations. The positive gross profit variance of $3.9 million in fiscal 1995 is largely due to a gross profit increase of $2.3 million in cotton operations primarily reflecting increased domestic seed sales. In addition, tomato sales incurred a negative gross profit of $14.9 million in fiscal 1995, compared with a negative gross profit of $16.4 million in fiscal 1994.

     Research and Development Expenses

     Research and development expenses decreased by $1.4 million or 8.8% to $14.0 million in fiscal 1996 as compared to fiscal 1995. The decrease primarily reflects the full year impact of the Company's third quarter fiscal 1995 implementation of a program to reduce ongoing research expenses. This program included staff reductions of approximately 10% of the Company's 320 regular full time employees, and reflected a shift in resources from research into product development to focus on commercialization of the Company's genetically engineered products. In addition, the decrease reflects lower expenses for licensing activities. The lower research and development expense was partly offset from the inclusion of Gargiulo research and development expenses in the fourth quarter. Research and development expenses decreased $195,000 in fiscal 1995 to $15.4 million as compared to $15.6 million in fiscal 1994 primarily due to lower distribution testing, consulting and product development expenses in the Company's tomato operations. These decreases were partly offset by higher expenses for licensing activities and higher product development expenses for genetically modified canola oils.

     Selling, General and Administrative Expenses

     Calgene's selling, general and administration expenses increased by $5.6 million or 35.0% to $21.7 million in fiscal 1996 as compared to fiscal 1995. The increase reflects $5.3 million in higher expenses for the Company's fresh market produce operations attributable to the inclusion of Gargiulo expenses in the fourth quarter. Selling, general and administration expenses decreased by $5.2 million or 24.4% to $16.1 million in fiscal 1995 as compared to fiscal 1994. The decrease primarily reflects lower sales and marketing expenses and lower payroll and consulting expenses in the Company's tomato operations. In addition, fiscal 1994 reflects a $1.0 million scale-back charge attributable to the reduction of non-genetically engineered tomato marketing operations. The fiscal 1995 decrease was partly offset by higher general corporate expenses which include a $483,000 write-off of costs associated with Calgene's decision to conclude discussions with a potential strategic partner. Selling, general and administration expenses are expected to increase substantially primarily due the Gargiulo acquisition.

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

     Write-off of Assets

     During fiscal 1996 the Company recorded a charge of $15.6 million for the write-off of assets as compared to $1.1 million in the prior fiscal year. The write-off for fiscal year 1996 includes $10.4 million primarily related to the merger of Calgene's tomato operations into Gargiulo. The write-off of tomato assets primarily reflects a $5.4 million asset impairment charge due to the consolidation of facilities and equipment and a $2.5 million write-off of obsolete technology licenses. The Company also recorded $1.5 million for the write-off of its investment in a majority owned potato joint venture (before minority interest), and $1.0 million for the write-off of a technology license option the Company does not intend to exercise. As a consequence of the Company's decision in the third quarter of fiscal 1996 to reduce its emphasis on commodity distribution products at Calgene Chemical, the excess purchase price of net assets acquired associated with the commodity distribution business was written-down to net realizable value resulting in a $1.2 million expense. The $1.1 million expense in fiscal 1995 reflects the write-off of obsolete assets by Calgene Fresh.

     Interest Expense

     Interest expense, which reflects the Company's borrowings on its bank line of credits and long-term debt obligations, increased $2.5 million to $3.4 million in fiscal 1996 as compared to $924,000 in fiscal 1995. The increase was primarily due to interest expense of $1.7 million attributable to Gargiulo's debt obligations. In addition, the increase includes higher interest expense incurred due to a $23 million loan made by Monsanto in the form of a subordinated convertible note. The note was converted into equity on March 31, 1996 pursuant to the terms of the Reorganization Agreement (see Note 4 of the consolidated financial statements). Interest expense increased $195,000 to $924,000 in fiscal 1995 as compared to $729,000 in the prior fiscal year. The increase was primarily due to higher interest rates and higher borrowings on the Company's bank line of credit used to finance inventories and receivables.

     Other Income (Expense), Net

     Other income in fiscal 1996 was $2.3 million as compared to $1.1 million in fiscal 1995. The increase reflects a $595,000 increase in the minority partner's interest share of the higher net losses from a potato joint venture as a consequence of management's decision to cease its operation and sell remaining assets. In addition, the increase reflects a $238,000 gain realized from an insured casualty loss. In fiscal 1995 other income increased $747,000 as compared to the prior fiscal year. The increase was primarily due to a $370,000 reduction in the net loss of an affiliate, and $352,000 in higher interest income.

     Pre-Tax Losses from Operations

     In fiscal 1996, Calgene incurred a pre-tax loss of $97.0 million as compared to a pre-tax loss of $30.6 million in the prior fiscal year. The increased fiscal 1996 pre-tax loss of $66.4 million reflects non-recurring charges associated with closing the Reorganization Agreement including $59.2 million for the purchase of in-process research and development, and $15.6 million for the write-off of assets. In addition, the higher loss reflects higher selling, general, and administrative expenses and higher interest expense due the to inclusion of Gargiulo operations. These factors were partly offset by a gross profit improvement from net product sales, higher product development revenues, an increase in other income, and lower research and development expenses. In fiscal 1995, Calgene incurred a pre-tax loss of $30.6 million as compared to a pre-tax loss of $42.7 million in the prior fiscal year. The decreased fiscal 1995 pre-tax loss is primarily attributable to lower selling, general and administration expenses at Calgene Fresh and higher product development revenues. In addition, the decreased pre-tax losses reflect increases in gross profits on net product sales from cotton seed and oleochemical sales, and a reduction in gross losses on net product sales at Calgene Fresh. These factors were partly offset by higher selling, general and administrative expenses for general corporate purposes, and the loss on disposition of obsolete assets.

     The Company expects to continue to incur pre-tax losses in fiscal 1997.

     Provision for Income Taxes

     For federal income tax return purposes, as of June 30, 1996 the Company has a net operating loss carryover of approximately $193 million which expires between 1996 and 2011, and a general business tax credit carryover of approximately $4 million which expires between 1996 and 2011. In addition, as of June 30, 1996 the Company has a net operating loss carryover of approximately $129 million for state income tax purposes which expires between 1996 and 2011. Approximately $20 million and $3 million of the federal and state net operating loss carryovers, respectively, and $700,000 of the general business tax credit carryover, are available only to offset the separate federal and state taxable income, if any, of Calgene Fresh. For financial reporting purposes, a valuation allowance of approximately $91.5 million has been recognized at June 30, 1996 to offset the deferred tax assets related to all of the aforementioned carryforwards.

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

     Seasonality

     Tomato prices are generally higher and unit volume lower during winter months due to adverse weather conditions. The opposite effects occur in the summer months. Sales of planting seed are seasonal, causing significant fluctuations in product sales and working capital requirements. Cotton seed sales are concentrated in the quarters ending March 31 and June 30. Strawberry sales occur predominantly in the quarters ended June 30 and September 30. Specialty oleochemical sales are generally not seasonal.

     Litigation

     See "Legal Proceedings."

     Government Farm Legislation

     Cotton seed sales are affected by changes in U.S. government agricultural policy, which may impose limitations on planting acreage as a criterion for farmers' eligibility to receive government subsidy payments and other benefits. An increase in the acreage set-aside for a subsidized crop will generally reduce farmer demand for seed for that crop, and a decrease in the set-aside will generally increase demand for the seed. In situations where growing conditions give farmers the alternative of planting either of two crops, an increase in the set-aside for one crop will tend to increase farmer demand for the seed of the competing crop.

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


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996 Calgene had cash and equivalents and short term available-for-sale securities of approximately $ 28.6 million, excluding $1.0 million in securities pledged as collateral for certain obligations. This was an increase of $6.6 million from June 30, 1995. Sources of cash in fiscal 1996 included (i) $7 million in partial consideration for Monsanto's 49.9% equity interest in Calgene (excluding $23 million from the conversion of long-term debt into equity), (ii) the Company's May 1996 transaction with Monsanto whereby $10 million was advanced to help fund oilseed research and development, (iii) a $2.7 million loan from Monsanto, and (iv) a $10.3 million decrease in net operating assets and liabilities. Uses of cash include (i) Calgene's net loss, excluding non-cash expenses of $59.2 million for in-process research and development acquired, $15.6 million for the write-off of assets and $7.0 million in depreciation and amortization expense, (ii) the acquisition of $3.9 million in property, plant and equipment, (iii) the $1.5 million net decrease in notes payable and long-term debt and (iv) the $1.4 million purchase of product rights, patents and other intangible assets. The Company's investment policy is to invest excess cash in high quality, liquid, short-term fixed income securities.

     Inventories increased by $15.7 million in fiscal 1996 as compared to fiscal 1995 due to the inclusion of $18.5 million of inventory from the Gargiulo acquisition. The increase was partly offset by lower inventories at Calgene Fresh reflecting the wind-down and consolidation of operations into Gargiulo. Accounts receivable increased $19.4 million in fiscal 1996 as compared to the prior fiscal year due to the inclusion of $21.9 million of trade receivables from Gargiulo and higher cottonseed receivables. The increase was partly offset by the collection of receivables at Calgene Fresh.

     Current liabilities increased $54.5 million in fiscal 1996 as compared to fiscal 1995 largely due to a $21.4 million increase in current portion long term debt and a $9.0 million increase in notes payable. These increases reflects the inclusion of $21.6 million in current portion of long term debt and $16.3 million in notes payable from the acquisition of Gargiulo. In addition, trade payables increased by $13.6 million due to the inclusion of $17.5 million from Gargiulo, partly offset by lower trade payables at Calgene Fresh. Other current liabilities increased by $9.6 million in fiscal 1996 as compared to the prior year due to a $10.2 million increase from the inclusion of Gargiulo, partly offset by a reduction at Calgene Fresh.

     Net working capital decreased $12.3 million from $10.8 million at June 30, 1995 to negative $1.5 million at June 30, 1996 primarily due to a $54.5 million increase in current liabilities. This increase was partly offset by a $19.4 million increase in accounts receivable, a $18.5 million increase in inventories, and a $6.6 million increase in cash and equivalents and available for sale securities.

     In the normal course of business, the Company enters into various grower contracts with third party growers. Pursuant to these contracts, the Company contracts with growers to purchase their crop, subject to certain quality standards, at the end of the growing cycle which is generally less than one year. The amount of outstanding grower contract commitments was approximately $7.6 million at June 30, 1996.

     The Company has capitalized the legal fees incurred in its lawsuit with Enzo Biochem, Inc. related to Calgene's defense of its antisense patent. On February 2, 1996, the court ruled on behalf of the Company and held that Calgene's patent was valid. If the defense of Calgene's patent is unsuccessful as a result of potential appeals, the Company would have to expense all of these unamortized legal costs. At June 30, 1996, the amount of these unamortized costs was $5.8 million.

     In July 1996, Calgene announced that it and Monsanto Company entered into a letter of intent under which Monsanto will purchase an additional 6,250,000 shares of Calgene common stock at a price of $8 per share. If approved by Calgene's public shareholders, the purchase would bring Monsanto's equity ownership interest to approximately 54.6% and give Monsanto the right to designate five of the nine members of the Board. Also, Monsanto is obligated, subject to certain terms and conditions, to lend up to $40 million to Gargiulo ("Gargiulo Credit Facility"), and up to $15 million annually for a period of three years to Calgene ("Calgene Credit Facility"), although not more than $15 million may be outstanding thereunder at any one time. As of June 30, 1996, $24.8 million of the Gargiulo Credit Facility was outstanding. The credit facility agreements each contain various covenants precluding Calgene and its subsidiaries from taking certain actions without the approval of Monsanto. Also, in the event of a default by Calgene under the Garguilo Credit Facility and the Calgene Credit Facility, Monsanto has certain rights to convert the outstanding principal and interest under such agreements into additional shares of Calgene Common Stock at the then market value of the Calgene Common Stock, and any such conversion could substantially dilute the ownership interests of other Calgene stockholders. At June 30, 1996, Calgene was in violation of certain financial covenants in the $40 million credit facility. Monsanto has agreed to waive such financial covenants until September 30, 1997. In order to comply with the financial covenants before the waiver period ends, it will be necessary for Calgene to consummate the pending equity purchase by Monsanto, or utilize the Calgene Credit Facility.

     Calgene currently has a $13 million line of credit with Harris Bank (the "Harris Credit Facility"). The Harris Credit Facility which was scheduled to expire on January 31, 1996, has been extended until December 31, 1996. The bank may require changes in the terms of the Calgene credit facility agreement with Monsanto and, if the required changes cannot be accommodated, there can be no assurance that such bank will continue to make these lines of credit available or, if such lines are not available, that Calgene will be able to obtain alternative bank financing on favorable terms, if at all. As of August 31, 1996, Calgene was not in compliance with certain financial covenants under its credit agreement with Harris Bank. While Calgene has obtained waivers of such defaults through December 31, 1996, there can be no assurance that it will be in compliance with such covenants in the future or, in the event it is not in compliance, that it will be able to obtain waivers of any such covenants.

     Gargiulo was not in compliance with certain financial covenants in its credit agreement with NationsBank. Gargiulo has received waivers under such covenants until November 30, 1996. There can be no assurance that Gargiulo will be in compliance with such covenants or other covenants in its credit agreement in the future or that, in the event it is not in compliance, that it will be able to obtain waivers of any such covenants. NationsBank has indicated that it does not intend to renew its credit agreement with Gargiulo beyond November 30, 1996. At June 30, 1996 the Company owed NationsBank $23.1 million.

     While Monsanto has agreed to make a $40 million loan available to Gargiulo, further advances under such loan are subject to the achievement of certain milestones, and are to be used solely to fund the branded tomato strategy and are repayable out of specified portions of the cumulative free cash flow of Gargiulo. While Monsanto has agreed to advance up to $15 million annually to Calgene for three consecutive years, not more than $15 million may be outstanding thereunder at any one time. Except as described above, Monsanto has no obligation to loan or otherwise contribute additional cash to Calgene.


     Calgene expects its current cash balances, together with the $50 million cash contribution to be made by Monsanto for the purchase of additional common stock under the Proposed Monsanto Transaction and the proceeds of the credit facility agreements and other bank lines of credit expected to be available to Calgene, will be sufficient to fund its operations for the foreseeable future. However, such expectation is based in part on the achievement of the operating plans of Calgene and there can be no assurance such operating plans will be achieved. Also, there can be no assurance that Calgene's shareholders will approve the Monsanto equity investment, or that all of Calgene's expected sources of funds will be available. Accordingly, there can be no assurance that Calgene will not be required to obtain additional sources of financing or that any future required financing will be available on favorable terms, if at all.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
              --------------------------------------------

                   Index to Consolidated Financial Statements
                             and Supplementary Data
                                                                          Page

Report of Independent Auditors..............................................34

Consolidated Balance Sheets - June 30, 1996 and 1995........................35

Consolidated Statements of Operations - Years ended
June 30, 1996, 1995 and 1994................................................37

Consolidated Statements of Shareholders' Equity -
Years ended June 30, 1996, 1995 and 1994....................................38

Consolidated Statements of Cash Flows - Years ended June 30,
1996, 1995 and 1994.........................................................39

Notes to Consolidated Financial Statements..................................40

Supplementary Data (Unaudited)..............................................58

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Calgene, Inc.

We have audited the accompanying consolidated balance sheets of Calgene, Inc. as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calgene, Inc. at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                          ERNST & YOUNG LLP

Sacramento, California
September 12, 1996

                                  CALGENE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


                 ASSETS                                       1996        1995
                 ------                                    --------     --------

Current assets:
   Cash and equivalents                                    $ 17,674     $ 11,753
   Available-for-sale securities                             10,919       10,283
   Accounts receivable, primarily trade,
   net of allowance for doubtful accounts
   of $487 and $346 at June 30, 1996
   and 1995, respectively                                    26,133        6,697
Inventories                                                  23,865        8,148
Prepaid expenses and other
   current assets                                             2,174        1,699
                                                           --------     --------
   Total current assets                                      80,765       38,580
Property, plant and equipment:
   Land                                                      20,119          763
   Buildings                                                 22,357        3,743
   Leasehold improvements                                    10,689        9,643
   Furniture, fixtures and equipment                         41,627       22,436
   Construction in progress                                   1,676        1,459
                                                           --------     --------
                                                             96,468       38,044

   Less accumulated depreciation and amortization            16,481       15,524
                                                           --------     --------
        Property, plant and equipment, net                   79,987       22,520

Product rights, patents and other
    intangible assets, less accumulated
    amortization of $3,060 and $2,507
    at June 30, 1996 and 1995,
    respectively                                             30,642       16,199

Costs in excess of fair values assigned
    to net assets acquired, less accumulated
    amortization of $4,612 and $4,145 at
    June 30, 1996 and 1995, respectively                     36,219       10,025

Other non-current assets                                      5,689        1,907
                                                           --------     --------
                                                           $233,302     $ 89,231
                                                           ========     ========






                             See accompanying notes.

                                  CALGENE, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             JUNE 30, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         LIABILITIES AND SHAREHOLDERS' EQUITY              1996          1995
         ------------------------------------            ---------    ---------

Current liabilities:
    Notes payable                                        $  16,789    $   7,761
    Accounts payable                                        20,111        6,487
    Accrued payroll and related expenses                     3,252        2,049
    License contract payable                                   750        1,500
    Amounts due customers                                    5,028        4,596
    Other current liabilities                               13,453        3,872
    Current portion of long-term debt                       22,850        1,494
                                                         ---------    ---------

  Total current liabilities                                 82,233       27,759

License contract payable, long-term                           --            750
Note payable to affiliate                                   24,760         --
Research and development advance from affiliate             10,000         --
Long-term debt                                              22,643       14,671

Commitments and contingencies (Note 10)

Minority interest                                              266         --

Shareholders' equity:
  Preferred stock, $.001 par value; 5,000,000
    authorized, no shares issued and outstanding              --           --
  Common stock, $.001 par value; 80,000,000
    shares authorized, 60,443,115 and 30,244,226
    shares issued and outstanding at June 30, 1996
    and 1995, respectively                                      60           30
  Additional paid-in capital                               367,494      223,161
  Accumulated deficit                                     (274,154)    (177,140)
                                                         ---------    ---------

  Total shareholders' equity                                93,400       46,051
                                                         ---------    ---------

                                                         $ 233,302    $  89,231
                                                         =========    =========










                             See accompanying notes.

                                  CALGENE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        1996               1995                1994
                                                    ------------       ------------        ------------

Revenues:
     Product sales, net                             $    95,723        $    48,972         $    35,408
     Product development revenues                         9,272              6,459               3,025
                                                    ------------       ------------        ------------
                                                        104,995             55,431              38,433

Costs and expenses:
     Cost of goods sold                                  90,403             53,678              43,982
     Research and development:
       Contract                                           4,222              3,436               2,721
       Other                                              9,801             11,937              12,847
     Selling, general and administrative                 21,705             16,081              21,279
     In-process research and development
       acquired                                          59,200                 --                  --
     Write-off of assets                                 15,574              1,098                  --
                                                    ------------       ------------        ------------
                                                        200,905             86,230              80,829
Interest expense                                         (3,428)              (924)               (729)
Other income, net                                         2,345              1,136                 389
                                                    ------------       ------------        ------------

Loss from operations before provision for
     income taxes                                       (96,993)           (30,587)            (42,736)
Provision for income taxes                                  (21)               (15)                (65)
                                                    ------------       ------------        ------------

Net loss                                            $   (97,014)       $   (30,602)        $   (42,801)
                                                    ============       ============        ============


Net loss per share                                  $     (2.56)       $     (1.04)        $     (1.71)
                                                    ============       ============        ============

Shares used in per share calculations                37,883,871         29,439,008          24,987,513
                                                    ============       ============        ============















                             See accompanying notes.

                                  CALGENE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years ended June 30, 1996, 1995, and 1994
                (Dollars in thousands, except per share amounts)


                                                              Common stock             Additional                          Total
                                                       --------------------------       paid-in         Accumulated    shareholders'
                                                         Shares          Amount         capital           deficit          equity
                                                       ----------      ----------      ----------       ----------       ----------

Balance at June 30, 1993                               24,411,782      $       24      $  169,482       ($ 103,737)      $   65,769

Net loss                                                     --              --              --            (42,801)         (42,801)
Sale of common stock, net of expenses                   1,845,000               2          19,150             --             19,152
Options exercised                                         249,530               1           1,605             --              1,606
Stock compensation                                           --              --               697             --                697
                                                       ----------      ----------      ----------       ----------       ----------

Balance at June 30, 1994                               26,506,312              27         190,934         (146,538)          44,423

Net loss                                                     --              --              --            (30,602)         (30,602)
Sale of common stock, net of expenses                   3,683,262               3          31,419             --             31,422
Options exercised                                          54,652            --               340             --                340
Stock compensation                                           --              --               452             --                452
Unrealized gain on available-for-sale
     securities                                              --              --                16             --                 16
                                                       ----------      ----------      ----------       ----------       ----------


Balance at June 30, 1995                               30,244,226              30         223,161         (177,140)          46,051

Net loss                                                     --              --              --            (97,014)         (97,014)
Sale of common stock, net of expenses                  30,192,707              30         144,343             --            144,373
Options exercised                                           6,182            --                40             --                 40
Unrealized loss on available-for-sale
     securities                                              --              --               (50)            --                (50)
                                                       ----------      ----------      ----------       ----------       ----------

Balance at June 30, 1996                               60,443,115      $       60      $  367,494       ($ 274,154)      $   93,400
                                                       ==========      ==========      ==========       ==========       ==========







                             See accompanying notes.

                                  CALGENE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                             (DOLLARS IN THOUSANDS)

                                                                                        1996             1995             1994
                                                                                   ---------------  ---------------  ---------------

Cash flows from operating activities:
     Net loss                                                                         $(97,014)        $(30,602)        $(42,801)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Minority interest in net loss                                                    (787)            (116)             (46)
         Depreciation and amortization                                                   6,989            4,957            4,099
         In-process research and development acquired                                   59,200               --               --
         Write-off of assets                                                            15,574            1,098               --
         Equity in net loss of affiliate                                                     1              213              583
         Stock compensation                                                                 --              452              697
         Net  changes in operating assets and liabilities, excluding effect of acquisition of subsidiaries:
                  Accounts  receivable                                                   8,912           (1,992)          (1,658)
                  Allowance for doubtful accounts                                          141              173              (78)
                  Inventories                                                            6,455           (2,003)           1,320
                  Prepaid expenses and other current assets                              1,447             (303)              34
                  Accounts payable                                                      (1,903)          (1,429)           2,589
                  Accrued payroll and related expenses                                     784              246              241
                  Amounts due customers                                                    432            1,268            1,740
                  Other current liabilities                                             (6,227)             612            1,637
                  Other                                                                    242               30               82
                                                                                   ---------------  ---------------  ---------------

                           Net cash used in operating activities                        (5,754)         (27,396)         (31,561)
                                                                                   ---------------  ---------------  ---------------

Cash flows from investing activities:
     Proceeds from sales of securities                                                  11,787           22,904           24,904
     Purchase of securities                                                            (12,473)         (17,714)         (15,588)
     Collection of notes receivable                                                         --               --            1,709
     Investment in affiliate                                                                19              (73)            (579)
     Capital expenditures for property, plant and equipment                             (3,887)          (5,649)          (4,437)
     Payment for purchase of subsidiaries, net of cash and equivalents acquired         (1,436)             (90)             (12)
     Purchases of product rights, patents and other  intangible assets                  (1,397)          (4,782)          (4,843)
     Proceeds from sale of assets                                                          489               38               69
                                                                                   ---------------  ---------------  ---------------

                           Net cash provided by (used in) investing activities          (6,898)          (5,366)           1,223
                                                                                   ---------------  ---------------  ---------------

Cash flows from financing activities:
     Proceeds from notes payable                                                         8,453           19,398           14,214
     Payments on notes payable                                                         (19,489)         (20,322)         (13,161)
     Decrease in securities-pledged                                                        214              159              136
     Increase in borrowings of long-term debt                                           25,057           10,000               --
     Principal payments on long-term debt                                              (15,549)          (1,768)          (1,332)
     Sale of common stock                                                                7,207           31,762           20,758
     Proceeds on notes payable to affiliate                                              2,680               --               --
     Research and development advance from affiliate                                    10,000               --               --
                                                                                   ---------------  ---------------  ---------------

                           Net cash provided by financing activities                    18,573           39,229           20,615
                                                                                   ---------------  ---------------  ---------------

Net increase (decrease) in cash and equivalents                                          5,921            6,467           (9,723)

Cash and equivalents at  beginning of year                                              11,753            5,286           15,009
                                                                                   ---------------  ---------------  ---------------

Cash and equivalents at end of year                                                    $17,674          $11,753           $5,286
                                                                                   ===============  ===============  ===============


                             See accompanying notes.

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996, 1995 AND 1994


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business
         -------------------------

         Calgene is a biotechnology company that is developing a portfolio of genetically engineered plants and plant products for the food, seed and oleochemical industries. The Company's research and business efforts are focused in three core crop areas--fresh produce (tomato and strawberry), edible and industrial plant oils (canola) and cotton--where Calgene believes biotechnology can provide substantial added commercial value in consumer, industrial and seed markets.

         Consolidation and Equity Accounting
         -----------------------------------

         The consolidated financial statements include the accounts of Calgene, its wholly-owned subsidiaries and its majority owned joint venture (together the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         Calgene uses the equity method to account for its investments in its 50 percent or less owned joint ventures. Under the equity method, Calgene recognizes its proportionate share of the net income or loss of these joint ventures currently, rather than when realized through dividends or disposal.

         Cash Equivalents and Available-for-sale Securities
         --------------------------------------------------

         Cash equivalents and available-for-sale securities, consisting principally of certificates of deposit, bankers acceptances, commercial paper, U.S. treasury and agency securities, and money market funds, are stated at fair market value, and are adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Unrealized gains and losses, net of tax, on available-for-sale securities are reported in shareholders' equity. Gross realized gains and losses on available-for-sale securities were not material during the periods presented. The aggregate fair market value of available-for-sale securities at June 30, 1996, is $28,288,00, of which $17,369,000 is included in cash and equivalents. The aggregate fair market value of available-for-sale securities at June 30, 1995, is $20,276,000, of which $9,993,000 is included in cash and equivalents. The contractual maturities of available-for-sale securities at June 30, 1996, are as follows:
         $23,894,000 in fiscal 1997, $1,509,000 in fiscal 1998, $1,831,000 in fiscal 1999 and $1,054,000 in fiscal 2002.

         Inventories
         -----------

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value.

         Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets or the capital lease term, whichever is less. The estimated useful lives range from 3 to 30 years.

         Product Rights, Patents and Other Intangible Assets
         ---------------------------------------------------

         Product rights of approximately $3,042,000 at June 30, 1996 and $7,827,000 at June 30, 1995 are stated at cost and are amortized on a straight-line basis over the lesser of their contractual lives or their estimated useful lives (generally 10 to 20 years).

         External costs incurred in obtaining patents are capitalized. The costs of successful patent applications are amortized on a straight-line basis over the lesser of their statutory lives or their estimated useful lives (generally 17 years). External costs incurred in defense of patents are capitalized and amortized on a straight-line basis over the remaining life of the patent. The costs of unsuccessful patent applications or patent defense are charged to expense in the period in which the patent applications are denied or the patent defense is unsuccessful. The net book value of capitalized patent related costs is $7,908,000 and $8,372,000 at June 30, 1996 and 1995, respectively.

         Other intangible assets consist primarily of the seed library acquired in connection with the acquisition of Gargiulo (Note 4), which is being amortized over its estimated useful life of 15 years.

         Costs in excess of fair values assigned to net assets acquired are capitalized and amortized on a straight-line basis over periods of 10 to 25 years.

         Revenue Recognition and Product Development Arrangements
         --------------------------------------------------------

         Revenue from product sales is recognized primarily at the time of shipment net of estimated product returns. The Company performs research under contracts for the development of certain products for other entities. Revenue from product development contracts is recognized according to the percentage of completion method. Funding received in advance of research performed under these contracts is recorded as deferred revenue. Related contract expenses are charged to expense as incurred.

         Income Taxes
         ------------

         The liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. General business tax credits will be accounted for as a reduction of federal income taxes payable under the flow-through method.

         Net Loss Per Share
         ------------------

         Net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Common equivalent shares related to stock options have been excluded from the computation of net loss per share since their inclusion would be antidilutive.

         Statement of Cash Flows
         -----------------------

         For purposes of the consolidated statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. During fiscal 1996, 1995 and 1994, the Company paid cash for interest and income taxes as follows:

                                                    (In thousands)
                                       1996              1995             1994
                                       ----              ----             ----

                  Interest           $1,619              $895             $621
                  Income taxes           83                91               53

         The Company maintains its cash and equivalents and short-term investments in several different instruments. This diversification of risk is consistent with the Company's policy to maintain liquidity and ensure the safety of principal.

         Accounting for Stock Based Compensation
         ---------------------------------------

         The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provision of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its stock plans in accordance with APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

         Fair Values of Financial Instruments
         ------------------------------------

         The carrying amounts reported in the balance sheet for cash and equivalents and available-for-sale securities approximates their respective fair values. The carrying amounts of the Company's borrowings under its debt agreements approximate their fair value. The fair values of the Company's long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Use of Estimates and Certain Risks
         ----------------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Among other things, the Company is subject to risks from changes in farm legislation, market price fluxtuations for the Company's products, and adverse weather conditions which my effect the ultimate realization of certain of its inventories.

         Reclassifications
         -----------------

         Certain amounts reported for prior years have been reclassified to conform with the presentation of the fiscal 1996 financial statements.

2.       RECEIVABLES
         -----------

         Receivables consist of the following:

                                                              (In thousands)
                                               -----------------------------------------
                                                     June 30, 1996         June 30, 1995
                                               ------------------------    -------------

                                                 Trade    Related Party         Trade
                                               --------   -------------         -----
        Customer                               $ 18,808     $   --            $  6,708
        Grower advances                           5,917         --                 --
        Other                                       923         972                335
                                               --------     --------           --------
            Total                                25,648         972              7,043
        Less allowance for doubtful amounts        (487)        --                (346)
                                               --------     --------          --------
           Total                               $ 25,161     $   972           $  6,697


3.       INVENTORIES
         -----------

         Inventories consist of the following at June 30, 1996 and 1995:

                                                        (In thousands)
                                                     1996              1995
                                                     ----              ----

              Growing crops                       $ 11,208           $2,368
              Supplies and seeds inventories        10,136            1,123
              Finished goods                         1,415            1,942
              Work in progress                         596            2,245
              Raw materials                            510              470
                                                  --------          -------
                                                   $23,865           $8,148
                                                   =======           ======

4.       STRATEGIC ALLIANCE
         ------------------

         On March 31, 1996, Calgene and Monsanto Company ("Monsanto") consummated an Agreement and Plan of Reorganization (the "Reorganization Agreement") and related Plan of Merger under which Monsanto contributed Gargiulo, Inc. ("Gargiulo"), $30 million and certain oils and produce related technology in exchange for a 49.9% equity interest in Calgene. Gargiulo is a grower, packager, marketer and distributor of tomatoes, strawberries and other produce with operations in Florida, California, Puerto Rico and Mexico. The acquisition of Gargiulo was accounted for as a purchase.

         In connection with the Reorganization Agreement a total of 30,161,114 shares of Calgene common stock were issued with an aggregate fair value of approximately $144,206,000. The per share value of Calgene common stock assigned to the transaction was based on the last trade as reported on the National Market System on the day the Company's negotiations with Monsanto concluded. The common stock trade price was discounted to account for Monsanto's liquidity restrictions based on an independent appraisal. The purchase price consists of the following:

                                                                 (In thousands)

            30,161,114 shares of common stock                      $144,206
            Acquisition costs, consisting primarily
              of financial advisory, legal and accounting fees        1,530
            Less cash received                                      (30,000)
                                                                   --------
                                                                   $115,736
                                                                   ========

         A summary of the purchase price allocation is as follows:

                                                                 (In thousands)

             Net assets acquired                                    $11,506
             Identified intangible assets                            21,680
             Excess purchase price over net assets acquired          23,350
             In-process research and development                     59,200
                                                                   --------
                                                                   $115,736
                                                                   ========

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

         Acquisition of Collier Farms
         ----------------------------

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

         The purchase price consists of $10 million in cash and a $10 million promissory note, plus an earn-out payment based upon achieving certain earnings of the combined operations of Gargiulo and Collier in Southwest Florida. Gargiulo also acquired Collier's 1995-1996 crop and assumed liabilities related thereto, and committed to lease certain farmland from affiliates of Collier. The acquisition was accounted for as a purchase. The purchase price consists of the following:

                                                                 (In thousands)

             Cash                                                   $10,000
             Promissory note                                         10,000
             Investment in 1995-1996 crop                            12,127
             Acquisition costs, consisting primarily
                of financial advisory, legal and accounting fees        200
                                                                    -------
                                                                    $32,327
                                                                    =======

         A summary of the purchase price allocation is as follows:

                                                                 (In thousands)

              Net assets acquired                                   $23,500
              Excess purchase price over net assets acquired          8,827
                                                                    -------
                                                                    $32,327
                                                                    =======

         Unaudited Proforma Combined Results of Operations
         -------------------------------------------------

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

                                                               (In thousands,
                                                             except per share
                                                                 amounts)

                   Revenue                                     $182,041
                   Net loss                                   $(128,115)
                   Net loss per share                            $(2.12)

5.       OILSEED CROSS LICENSING AGREEMENT
         ---------------------------------

         In May 1996, the Company entered into a broad cross licensing agreement with Monsanto encompassing the two companies' oilseed research programs. The agreement has an initial term of 15 years.

         Under the agreement Calgene received a royalty free license to current and future Monsanto agronomic technology for use in combination with Calgene's proprietary oils modification genes for development of specialty canola oil products. Calgene also received $10 million from Monsanto for best-efforts research and development activities to be performed by Calgene over a three year period relating to further development of plant expression or oil modification technologies. In exchange for the above, Calgene will pay royalties to Monsanto based on a portion of the net profits of Calgene's oils division. The Company recorded the $10 million research and development funding as a long-term liability in the accompanying balance sheet. Royalties payable to Monsanto as described above will be charged against the liability in the period incurred. In the event the aggregate royalties to Monsanto exceeds $10 million, such amounts will be charged to expense as incurred.

         In exchange for a $7 million non-refundable license fee paid to Calgene, Monsanto received a royalty bearing license to Calgene technology to develop agronomically superior corn, soybean, canola and sunflower crops. The license fee was recorded as product development revenue in the accompanying Statement of Operations.

6.       PENDING MONSANTO EQUITY INVESTMENT
         ----------------------------------

         On July 30, 1996, Calgene and Monsanto entered into a letter of intent under which Monsanto will purchase an additional 6,250,000 shares of Calgene Common Stock. The gross proceeds from the transaction will be $50 million or $8 per share. This purchase would increase Monsanto's equity ownership in Calgene to 54.6% and would cause a shift in the composition of the Calgene Board of Directors to provide for four independent directors, the CEO of Calgene, and four Monsanto nominees. Of the four independent directors, three will be nominated by Calgene and one will be nominated by Monsanto.

         The closing of the transaction is subject to the execution of a definitive written agreement and Calgene shareholder approval.

7.       PGI-KIRIN PARTNERSHIP
         ---------------------

         In March 1990 the Company and Kirin Brewery Co., Ltd. established PGI-Kirin Partnership ("PGK"), a joint venture to develop and commercialize new potato varieties. In January 1996 management decided to cease PGK operations and sell its remaining assets. Consequently, Calgene recorded an estimated net write-off of its investment in PGK of $982,000 in the third fiscal quarter of fiscal 1996. PGK's revenues in fiscal 1996 and fiscal 1995 were $1.6 million and $1.5, respectively.

8.       WRITE-OFF OF ASSETS
         -------------------

         During fiscal 1996 the Company recorded a charge of approximately $15.6 million for the write-off of assets, including $10.4 million primarily related to the merger of Calgene's tomato operations into Gargiulo. The write-off of tomato assets primarily reflects a $5.4 million asset impairment charge due to the consolidation of facilities and equipment and a $2.5 million write-off of obsolete technology licenses. The Company also recorded $1.5 million for the write-off of its investment in PG-K (before minority interest), and $1.0 million for the write-off of an option to a technology license the Company does not intend to exercise. As a consequence of the Company's decision in the third quarter of fiscal 1996 to reduce its emphasis on commodity distribution products at Calgene Chemical, the excess purchase price of net assets acquired associated with the commodity distribution business was written-down to net realizable value resulting in a $1.2 million expense.

9.       LONG-TERM DEBT AND NOTES PAYABLE
         --------------------------------

         Long-term debt consists of the following at June 30, 1996 and 1995:

                                                                                      (In thousands)
                                                                                   1996            1995
                                                                                 ----------     -----------

                  Note payable to bank; due in monthly installments of
                  approximately $3,000 including interest at 11.8% per annum, through 2004; secured by a $300,000 certificate of deposit
                  and guaranteed by the Small Business Administration.                $221            $235

                  Mortgage notes payable; due in quarterly installments of
                  approximately $31,000 including interest at 8.5% per annum, through 1998; secured by land and buildings with a net book
                  value of approximately $572,200 at June 30, 1996.                    280             377

                  Capitalized lease obligations; due in monthly installments of approximately $150,000 including interest imputed at 5.4% to
                  11% per annum, through 2001; secured by equipment with a net book value of approximately $5,602,000 at June 30, 1996 and supported by a $150,000 irrevocable letter of credit issued by a bank which is secured by a $150,000 certificate of
                  deposit.                                                           6,030           2,960

                  Note payable to the former owner of an acquired business; due in annual installments of $253,500 and $338,000 at July 17,
                  1996 and 1997, respectively; plus interest on the unpaid
                  principal balance at the prime rate (8.25% at June 30, 1996)
                  over the term of the loan; secured by a $591,500 certificate
                  of deposit.                                                          592             705

                  Non-interest bearing note payable to the former owner of an acquired business; due in monthly installments of $14,083
                  through June 30, 1997.                                               169             338

                  Mortgage note payable; interest only payable in monthly
                  installments of approximately $3,800, current interest at 9.0%
                  per annum. Interest is adjustable effective each November 1 to prime plus 1%, rate not to exceed 9% or be lower than 6%
                  during the term of the note. Final payment of $506,000 plus unpaid interest due November 1, 1999; secured by land with a net book value of approximately $605,000 at
                  June 30, 1996.                                                       506             506

                  Note payable to a corporate lender, due in quarterly
                  installments of $30,938 including interest imputed at 22.29%
                  per annum, through June 1, 1998.                                     279             371

                  Convertible note payable to a corporate lender; converted to
                  equity on March 31, 1996 (Note 4).                                    --          10,000

                  Note payable to a bank; due in monthly installments of
                  approximately $2,200 including interest at 8.59% per annum, through 2000; secured by equipment with a net book value of
                  approximately $200,300 at June 30, 1996                              144              --

                  Note payable to a bank; due in monthly installments of
                  approximately $22,500 monthly including interest at prime plus
                  1.25% (aggregating 9.50% at June 30, 1996) per annum, through
                  2005, secured by buildings and equipment with a net
                  book value of approximately $2,467,000 at June 30, 1996.           1,644              --

         A significant portion of the net tangible assets of Gargiulo
         (approximately $110,000,000 at June 30, 1996) has been pledged as collateral for the following debt and lease obligations:

                  Note payable to former owner of an acquired business for the purchase of growing crops, principal due upon collection of crop receivable, plus interest at 7%; subsequent to June 30,
                  1996 this note was paid in full                                    9,070              --

                  Mortgage loan payable to former owner of an acquired business, payable in quarterly principal installments of $280,966 plus interest at prime (8.25% at June 30, 1996)
                  through February 28, 2001                                          5,338              --

                  Mortgage loan payable to former owner of an acquired business, payable in quarterly principal installments of $219,034 plus interest at prime (8.25% at June 30, 1996)
                  through February 28, 2001                                          4,162              --

                  Mortgage loan, payable in annual principal installments of
                  $1,000,000 through August 1999, with interest at prime (8.25%
                  at June 30, 1996)                                                  4,000              --

                  Mortgage loan, payable in annual principal installments of
                  $175,000, balance due November 30, 1996 with interest at
                  prime plus .85% (aggregating 9.10% at June 30, 1996)               3,325              --

                  Mortgage loan, payable in annual principal installments of
                  $153,333, balance due November 30, 1996 with interest at
                  prime plus .85% (aggregating 9.10% at June 30, 1996)               2,147              --

                  Mortgage loan, payable in annual principal installments of
                  $273,200, balance due on November 30, 1996 with interest at
                  prime plus .85% (aggregating 9.10% at June 30, 1996)               1,658              --

                  Mortgage loans, payable in annual principal and interest
                  installments of $184,041 with interest ranging from prime to
                  9%                                                                 1,191              --

                  Mortgage loans payable in monthly principal and interest
                  installments of $40,237 with interest ranging from 6.63% to
                  prime (8.25% at June 30, 1996)                                     1,377              --

                  Term loan payable to former partner in acquired business,
                  monthly principal and interest payments of $37,981, with
                  interest at 10%                                                    1,149              --

                  Note payable to a corporate lender, due in monthly
                  installments of $25,550 including interest at 10.38% per
                  annum, through 1999                                                  417             673

                  Various term loans payable with interest at rates that range from 8% to 12%.  Maturity dates ranging from June 1998
                  through November 2001.                                             1,794              --


         Note payable to affiliate consists of the following:

                  Advances under a $40,000,000 convertible term loan with a
                  balloon payment due March 31, 2000 interest at prime plus 2%
                  (aggregating 10.25% at June 30, 1996)                             24,760              --
                                                                                 ----------     -----------
                                                                                    70,253          16,165


                  Less note payable to affiliate                                    24,760              --


                  Less amount due within one year                                   22,850           1,494
                                                                                 ----------     -----------

                  Long-term debt                                                   $22,643         $14,671
                                                                                 ==========     ===========

         The capitalized lease obligations listed above contain certain restrictive covenants which, among other things, require the Company to maintain a specified level of working capital. In addition, certain debt and capital lease obligations prohibit the Company from paying dividends on common stock.

         At June 30, 1996 aggregate future principal payments by fiscal year on long-term debt and note payable to affiliate are due as follows:

                                                            (In thousands)

                                    1997                        $22,850
                                    1998                          6,272
                                    1999                          5,268
                                    2000                         30,421
                                    2001                          3,369
                                    Thereafter                    2,073
                                                                -------
                                                                $70,253
                                                                =======

         Notes Payable
         -------------

         A $13 million bank line of credit is used to help finance working capital requirements for Calgene's subsidiaries, excluding Gargiulo. Borrowings under the line bear interest at the greater of one quarter percent over the bank's prime rate or two and one half percent over the federal funds rate. On June 30, 1996 the bank's prime rate was 8.25% and the federal funds rate was 5.48%. The weighted average annual interest rate under the line of credit was 8.90% and 8.92% for the fiscal year ended June 30, 1996, and 1995, respectively. Borrowings are subject to certain financial covenants which include prohibiting the Company from paying cash dividends on its common stock. The Company is not in compliance with certain line of credit financial covenants and conditions at August 31, 1996. However, the Company has obtained waivers from the bank extending through December 31, 1996. The Company anticipates being in compliance with such covenants and conditions prior to the expiration of the waiver. Borrowings are secured by qualifying accounts receivable and inventory and must be repaid on a monthly basis to the extent they exceed qualifying accounts receivable and inventory. As of June 30, 1996, the line of credit had been paid in full. As of June 30, 1995, there was $5,973,400 outstanding on the line of credit.

         A $17.5 million line of credit with another bank is used to help finance working capital requirements at Gargiulo. Borrowings under the line bear interest at prime plus .85%. On June 30, 1996, the bank's prime rate was 8.25%. Borrowings are subject to certain financial covenants, some of which Gargiulo is not in compliance with at June 30, 1996. However, Gargiulo has obtained waivers from the bank through November 30, 1996. Borrowings are secured by Gargiulo's accounts receivable, inventory and crops and cash and non-cash proceeds therefrom, and certain Gargiulo real estate and other personal property. The bank has indicated that it does not intend to renew its credit agreement with Gargiulo beyond November 30, 1996. At June 30, 1996 there was $12,775,000 outstanding on the line of credit.

         During fiscal year 1996 the Company entered into a credit facility agreement with Monsanto. Monsanto is obligated, subject to certain terms and conditions, to lend up to $15 million annually for a period of three years to Calgene, although not more than $15 million may be outstanding at any one time. The credit facility agreement contains various covenants precluding Calgene and its subsidiaries from taking certain actions without the approval of Monsanto. Also, in the event of a default by Calgene, Monsanto has certain rights to convert the outstanding principal and interest under such agreement into additional shares of Calgene Common Stock, not to exceed 3,000,000 shares. The outstanding balance of this credit facility shall bear interest at two percent above the prime rate (aggregating 10.25% at June 30, 1996). This credit facility expires on September 30, 1998. As of June 30, 1996, the Company had not requested any advances under this credit facility.

         A $3.5 million line of credit with a bank is used to finance working capital requirements at Gargiulo's Puerto Rico operations. Borrowings under the line bear interest at prime. The credit line expires on September 30, 1996. On June 30, 1996, the bank's prime rate was 8.25%. As of June 30, 1996, there was $3,500,000 outstanding on the line of credit.

10.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         Leasing Arrangements
         --------------------

         The Company leases certain research and office equipment as well as office and research space. These leases are accounted for as follows in the accompanying consolidated financial statements:

              Capital Leases
              --------------

         The following amounts are included in property, plant and equipment as assets recorded under capital leases:

                                                            (In thousands)
                                                           1996         1995
                                                           ----         ----

                Cost                                      $6,847       $4,192
                Less accumulated depreciation              1,245        1,113
                                                          ------       ------
                                                          $5,602       $3,079
                                                          ======       ======

         Depreciation expense charged to operations pursuant to these capital leases amounted to approximately $482,000, $537,000 and $462,000 during fiscal 1996, 1995 and 1994, respectively.

         During fiscal 1996, 1995, and 1994, the Company capitalized equipment of approximately $489,000, $1,506,000, and $773,000, respectively, which represents the present value of the net minimum lease payments of capital lease obligations entered into during such fiscal periods.

         The future minimum lease payments by fiscal year under capital leases, together with the present value of the net minimum lease payments are as follows at June 30, 1996:

                                                                (In thousands)

                  1997                                              $1,803
                  1998                                               1,591
                  1999                                               1,335
                  2000                                               1,069
                  2001                                               1,578
                                                                     -----

                                                                     7,376

                  Less amount representing interest                  1,346
                                                                     -----

                  Present value of net minimum lease payments
                  (Note 9)                                          $6,030
                                                                    ======

              Operating Leases
              ----------------

         Future minimum payments by fiscal year under non-cancelable operating leases are as follows at June 30, 1996:

                                           (In thousands)

                  1997                        $ 6,211
                  1998                          4,482
                  1999                          3,912
                  2000                          3,069
                  2001                          2,326
                  Thereafter                      570
                                              -------
                                              $20,570
                                              =======

         Rental expense charged to operations for all operating leases was approximately $3,971,000, $3,259,000 and $1,761,000 for fiscal 1996,
         1995 and 1994, respectively. Rent expense related to leases with related parties was approximately $143,000 for fiscal 1996.

         Inventory Purchase Commitments
         ------------------------------

         In the normal course of business, the Company has entered into various grower contracts with third party growers. Pursuant to these contracts, the Company has agreed to purchase the resulting crop, subject to certain quality standards, at the end of the growing cycle which is generally less than one year. Including discontinued operations, the amount of outstanding grower contract commitments is approximately $7.6 million at June 30, 1996.

         Patents
         -------

         Certain institutions and companies have been issued patents, have patent applications pending or have otherwise obtained proprietary rights to technology necessary or potentially useful to Calgene. These patents or patent applications, if patents are issued, could delay product introduction or preclude Calgene from using this technology without a license. The extent to which Calgene would be required to license such patents and cost and availability of such licenses are currently unknown.

         Legal Proceedings and Other Contingencies
         -----------------------------------------

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

         Although the trial court has the option of altering any aspect of its decision upon reconsideration, and Enzo may appeal the decision after its publication, Calgene believes that further proceedings will not have a material adverse effect on its consolidated financial position or results of operations, based on the trial court's determination that the SUNY/Enzo Patents are invalid and not infringed by Calgene and that the Calgene Antisense Patent is valid.

         Nevertheless, if on reconsideration or as a result of an appeal a court were to determine that one or more of the Enzo Patents validly covers plant cells and that such patents are infringed by Calgene's sales of products incorporating such antisense technology, Calgene could be held liable for significant damages and could be precluded from producing and selling the FLAVR SAVR tomato, as well as other products currently under development. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms, if at all. If the court were to determine that the Calgene Antisense Patent is invalid or unenforceable, Calgene would be deprived of the competitive and licensing advantages afforded by its patent. Moreover, the Company would have to expense the capitalized legal fees related to the defense of the Calgene's Antisense Patent, which amounted to approximately $5.8 million at June 30, 1996.

         Gargiulo is a defendant in two pending cases which involve personal injury claims relating to a vehicle accident in which numerous migrant labor workers being transported to the farm of Gargiulo & Dresick Associates (which was being farmed under contract by Dresick Farms, Inc.) were killed or injured. The two cases, Alvertano Alberto Jiminez; et al. v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vega; Robles Rios; Jesus Loza and Samuel Santiago Vasquez, and Jose Vasquez; et al.
         v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vega; Robles Rios; Jesus Loza and Samuel Santiago Vazquez, were both filed on October 18, 1995, in the United States District Court for the Eastern District of California. The company hiring and transporting such farm workers was Pat Kreger, Inc., an independent contractor engaged by Dresick Farms, Inc. to arrange for migrant farm labor for the farm. The plaintiffs allege that the vehicle in question was in violation of one or more federal and state safety regulations governing farm labor vehicles. The plaintiffs are seeking general damages, including compensation for pain and suffering; special damages, including past, present and future medical expenses; compensation for the loss of past and future income; and punitive damages in an unspecified amount. Gargiulo's insurance carriers have been contacted regarding these lawsuits. It has not yet been determined whether Gargiulo's insurance will be sufficient to cover these claims, if any. Gargiulo intends to vigorously defend itself against these claims and believes that the ultimate outcome will not have a material adverse effect on the Company's financial position on results of operations.

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

         Employment Agreements
         ---------------------

         Calgene has various employment and consulting agreements with certain key individuals. The aggregate fixed commitment under these agreements is $5,335,000. In addition, two employment agreements provide for additional compensation based on a percentage of the net profit of Gargiulo and a third agreement is based on the amount of seed sold by Gargiulo to certain entities.

11.      SHAREHOLDERS' EQUITY
         --------------------

         Stock Option Plans
         ------------------

         The Company established stock option plans in June 1991 (the "1991 Plan") and in March 1996 (the "1996 Plan"), under which all officers, employees and directors of the Company may participate. Either incentive stock options or non-qualified stock options can be granted under both plans. 2,500,000 and 5,000,000 shares of the Company's common stock have been reserved for issuance under the 1991 plan, and the 1996 plan, respectively. Options granted under the plans generally have a term of ten years from the date of grant. The exercise price of incentive stock options granted under the plans may not be less than 100% of the fair market value of Calgene's common stock on the date of grant.

         The administrative committee of the option plans have the authority to provide that options issued may be exercised by either (1) cash, (2) surrender by the optionee of other shares of common stock of the Company of a value equal to the exercise price of the shares as to which the option is being exercised, or (3) the optionee's issuance of an interest-bearing, full-recourse promissory note. During fiscal 1996, employees did not exercise options from either plan.

         The Company also has a 1981 Stock Option Plan having terms generally similar to the 1991 Plan. The 1981 Plan has been terminated subject to the rights of holders of outstanding options. During fiscal 1996, employees exercised 6,182 options issued under the 1981 Plan.

         The following is a summary of the activity, including the range of per share exercise prices, in the 1981 Plan, the 1991 Plan and the 1996
         Plan:

                  Outstanding at June 30, 1993                        1,461,025
                           Granted                                      499,000
                           Canceled                                     (13,759)
                           Exercised (at $5.25 to $12.375)             (268,588)
                                                                      ----------
                  Outstanding at June 30, 1994                        1,677,678
                           Granted                                      769,025
                           Canceled                                    (119,968)
                           Exercised (at $5.875 to $12.375)             (61,457)
                                                                      ----------
                  Outstanding at June 30, 1995                        2,265,278
                           Granted                                    2,000,929
                           Canceled                                    (567,502)
                           Exercised (at $6.50)                          (6,182)
                                                                     ----------
                  Outstanding at June 30, 1996                        3,692,523
                                                                      ==========

         Of the options outstanding at June 30, 1996, options to purchase 1,088,775 shares were immediately exercisable at prices ranging from $4.75 to $15.25 per share on dates ranging from 1996 to 2006. At June 30, 1995, 814,421 options were exercisable at prices ranging from $5.25 to $15.25 per share. At June 30, 1996, there are 349,436 shares and 3,454,445 shares available for grant under the 1991 plan and 1996 plan, respectively.

         In November 1994, the Board of Directors approved an amendment to all outstanding options held by employees of the Company under the 1991 plan with exercise prices in excess of $7.50 per share. The amendment allowed employees to elect to reduce the option exercise price to $7.50 per share in exchange for an extended vesting period. A total of 1,268,081 options with option prices ranging from $7.75 to $16.00 were repriced.

         Stock Purchase Plan
         -------------------

         The Company established a stock purchase plan in March 1990 (the "1990 Plan") under which most employees of the Company may participate. A total of 500,000 shares of the Company's common stock have been reserved for issuance under the 1990 Plan. The 1990 Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors. Employees can elect to have from two to ten percent of their monthly gross salary deducted during each offering period and applied to the purchase of stock. The purchase price is an amount equal to 85% of the fair market value of a share of common stock of the Company on the enrollment date or on the purchase date, whichever is lower. During the fiscal years ended June 30, 1996, 1995 and 1994 the Company sold 31,593 shares of common stock for $166,183, 31,462 shares of common stock for $216,179, and 23,045 shares of common stock for $223,144, respectively.

12.      INCOME TAXES
         ------------

         The income tax provision for the years ended June 30, 1996, 1995 and 1994 is comprised of state franchise taxes.

         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                                                 (In thousands)
                                                                                    June 30,
                                                                              ---------------------
                                                                                1996         1995
                                                                              --------     --------
               Deferred tax assets:

               Net operating loss carryforwards                                $ 70,600    $ 66,200
               Research and other credits                                         3,800       3,800
               Capitalized research and development                                 400         400
               Inventory reserves and allowances                                  1,500        --
               Facility writedowns and restructuring                              6,400         300
               Depreciation                                                        --           100
               Development fee                                                    4,000        --
               Capitalized license fees                                             600         700
               Increase in tax value of net assets from business acquisition      4,200        --
               Other, net                                                         1,800       1,500
                                                                                --------    -------
               Total deferred tax assets                                         93,300      73,000
               Valuation allowance for deferred tax assets                      (91,500)    (72,800)
                                                                                --------    -------

               Net deferred tax assets                                         $  1,800    $    200
                                                                                ========    =======

               Deferred tax liabilities:
                    Depreciation                                               $  1,800    $   --
                    Other, net                                                     --           200
                                                                                --------    -------

                Total deferred tax liabilities                                 $  1,800    $    200
                                                                                ========    =======

         At June 30, 1994 the valuation allowance for deferred tax assets was $61.1 million.

         For federal income tax return purposes, as of June 30, 1996, the Company has a net operating loss carryover of approximately $193 million which expires between 1996 and 2011 and a general business tax credit carryover of approximately $4 million which expires between 1996 and 2011. In addition, as of June 30, 1996, the Company has a net operating loss carryover of approximately $129 million for state income tax purposes which expires between 1996 and 2011.

         Approximately $20 million and $3 million of the federal and state net operating loss carryovers, respectively, and $700,000 of the general business tax credit carryover, were generated by Plant Genetics prior to its merger with Calgene. Such net operating loss and general business tax credit carryovers are available only to offset the separate federal and state taxable income, if any, of the Calgene Fresh (Plant Genetics was renamed Calgene Fresh in January, 1992). For financial reporting purposes, a valuation allowance of approximately $91.5 million has been recognized to offset the deferred tax assets related to all of the aforementioned carryforwards.

         Because of "change in ownership" provisions of the Tax Reform Act of 1986, a portion of the Company's federal net operating loss and credit carryovers will be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company expects that this annual limitation will not have a material adverse effect on the Company's ability to utilize the net operating loss and credit carryovers prior to the expiration of the carryover periods.

13.      TAX DEFERRED INVESTMENT PLAN
         ----------------------------

         Substantially all full-time employees of the Company are eligible to participate in a tax deferred investment plan (the "401(k) Plan"). The 401(k) Plan permits each employee to contribute 2% to 15% of compensation on a pre-tax basis, to a maximum amount per calendar year. For the years ended June 30, 1996, 1995 and 1994 matching contributions by the Company were $227,000, $179,000 and $151,000, respectively.

14.      SUBSEQUENT EVENT
         ----------------

         In July 1996, the Company's Virginia facilities and operations suffered damage caused by a hurricane. The Company estimates the loss, which occurred primarily to growing crops, at $2,000,000.

                                  CALGENE, INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                    Unaudited

                Fiscal 1996
- ----------------------------------------
(In thousands, except per share amounts)
                                                                              Quarter Ended
                                               -------------------------------------------------------------------------
                                                    Sep 30              Dec 31             Mar 31             June 30
                                               --------------     --------------      --------------     ---------------

Revenues:

         Product sales                         $        8,812     $       11,128      $       17,326     $       58,457
         Product development                              300                550                 225              8,197
                                               --------------     --------------      --------------     --------------

              Total revenues                   $        9,112     $       11,678      $       17,551     $       66,654

Cost of goods sold                             $       12,141     $        9,958      $       13,173     $       55,131

Net loss                                       $      (10,374)    $       (5,730)     $      (76,955)    $       (3,955)

Net loss per share                             $         (.34)    $         (.19)     $        (2.52)    $        (0.07)


                Fiscal 1995
- ----------------------------------------
(In thousands, except per share amounts)
                                                                              Quarter Ended
                                               -------------------------------------------------------------------------
                                                    Sep 30              Dec 31             Mar 31             June 30
                                               --------------     --------------      --------------     ---------------

Revenues:

         Product sales                         $        6,263     $        8,850      $       18,399     $       15,460
         Product development                              267              4,166                 797              1,229
                                               --------------     --------------      --------------     --------------

              Total revenues                   $        6,530     $       13,016      $       19,196     $       16,689

Cost of goods sold                             $        8,719     $       10,336      $       15,039     $       19,584

Net loss                                       $       (9,538)    $       (5,648)     $       (4,459)    $      (10,957)

Net loss per share                             $         (.35)    $         (.19)     $         (.15)    $         (.36)


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ------------------------------------------------
              ACCOUNTING AND FINANCIAL DISCLOSURE.
              ------------------------------------

     Not applicable.


                                    PART III

     Certain information required by Part III is omitted from this report in that the registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held approximately in November 1996 and the information included therein is incorporated herein by reference.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           ---------------------------------------------------

     The information required by this Item is incorporated by reference to the information under the caption "Election of Directors", and "Filing of Reports by Directors and Officers" in the Company's Proxy Statement. The information concerning executive officers is contained in Item 1 under the caption "Executive Officers"

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

     The information required by this Item is incorporated by reference to the captions "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
           ---------------------------------------------------------------

     The information required by this Item is incorporated by reference to the caption "Stock Ownership" in the Company's Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           -----------------------------------------------

     The information required by this Item is incorporated by reference to the information under the caption "Certain Transactions" in the Company's Proxy Statement.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
           ----------------------------------------------------------------

     (a) 1. Financial Statements. The following Consolidated Financial Statements and Report of Independent Auditors are included in
              Part II, Item 8, of this Report:

              Report of Independent Auditors.

              Consolidated Balance Sheets -- June 30, 1996 and 1995.

              Consolidated Statements of Operations -- Years ended June 30, 1996, 1995 and 1994.

              Consolidated Statements of Shareholders' Equity -- Years ended June 30, 1996, 1995 and 1994.

              Consolidated Statements of Cash Flows -- Years ended June 30, 1996, 1995 and 1994.

           2. Financial Statement Schedules. The following financial statement schedule of Calgene, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Calgene, Inc.

              Schedule for the years ended June 30, 1996, 1995 and 1994:

           Schedule                                                        Page

           II  Valuation and Qualifying Accounts.............................61



           All other schedules have been omitted because they are not applicable or because the required information is disclosed in the consolidated financial statements and notes thereto.

           3. Exhibits

              See index to exhibits.

     (b)   Reports on Form 8-K:

           Form 8-K dated May 7, 1996, announcing that the Company's Board of Directors approved a change in the fiscal year of the corporation and its consolidated subsidiaries from June 30 to December 31.

     (c)   Separate Financial Statements of Fifty Percent or Less Owned Persons:

           None.

                                  CALGENE, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                     Years ended June 30 1996, 1995 and 1994
                                 (In thousands)

                     COLUMN A                         COLUMN B               COLUMN C                 COLUMN D         COLUMN E
- -------------------------------------------------  --------------- ------------------------------- --------------- ---------------

                                                                             Additions
                                                                   -------------------------------
                                                     Balance at      Charged to      Charged to                       Balance at
                                                    beginning of     costs and         other                           end of
         Description                                   period         expenses        accounts      Deductions (1)     period
         -----------                               --------------- --------------- --------------- --------------- ---------------

Year ended June 30, 1996
- ------------------------

         Allowance for doubtful accounts                 $346            $146          $540(2)        $(545)             $487

Year ended June 30, 1995
- ------------------------

         Allowance for doubtful accounts                 $173            $249           -              $(76)             $346

Year ended June 30, 1994
- ------------------------

         Allowance for doubtful accounts                 $221            $42            -              $(90)             $173


(1)  Represents accounts recovered or written-off.

(2)  Represents the allowance for doubtful accounts acquired in connection with the acquisition of Gargiulo, Inc. in March 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CALGENE, INC.



                                         By:      /c/ Christian Leleu
                                                 ------------------------------
                                                    Chief Financial Officer
Dated: September 30, 1996                           (Principal Financial and
       ------------------                           Accounting Officer)



                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lloyd M. Kunimoto and Christian Leleu, substitution, for him in any and all capacities, to sign any amendments to other documents in connection therewith, with the securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                          Title                          Date
    ---------                          -----                          ----


- -------------------------      Director and Acting Chief
/s/ Lloyd M. Kunimoto          Executive Officer (Principal
Lloyd M. Kunimoto              Executive Officer)            September 27, 1996




- -------------------------
/s/ Christian Leleu            Chief Financial Officer
Christian Leleu                (Principal Financial and      September 27, 1996
                               Accounting Officer)




- -------------------------
/s/ Robert Fraley
Robert Fraley                  Director                      September 27, 1996




- -------------------------
/s/ John E. Robson
John E. Robson                 Director                      September 27, 1996



- -------------------------
/s/ Hendrik A. Verfaillie
Hendrik A. Verfaillie          Director                      September 27, 1996




- -------------------------
/s/ Howard D. Palefsky
Howard D. Palefsky             Director                      September 27, 1996




- -------------------------
/s/ Allen J. Vangelos
Allen J. Vangelos              Director                      September 27, 1996




- -------------------------
/s/ Robert E. Baker
Robert E. Baker                Director                      September 27, 1996




- -------------------------
/s/ Roger H. Salquist
Roger H. Salquist              Director                      September 27, 1996

                                INDEX TO EXHIBITS


       Exhibits                                                                                              Page
       --------                                                                                              ----
        2.1         Agreement and Plan of Reorganization Between Calgene, Inc. and Monsanto
                    Company dated as of October 13, 1995......................................................(P)

        3.1         Certificate of Incorporation of the Registrant............................................(P)

        3.2         Form of Amended and Restated Certificate of Incorporation of the Registrant...............(P)

        3.3         By-Laws of the Registrant.................................................................(P)

       10.0         Form of Stockholders Agreement between the Registrant and Monsanto Company................(P)

       10.1         Form of Credit Facility Agreement between the Registrant and Monsanto Company.............(P)

       10.2         Form of Gargiulo Credit Facility Agreement between the Registrant and
                    Monsanto Company..........................................................................(P)

       10.3         Form of ACC Deaminase License Agreement between the Registrant and Monsanto Company.......(P)

       10.4         Form of ADPGPP License Agreement between the Registrant and Monsanto Company..............(P)

       10.5         Form of CMV License Agreement between the Registrant and Monsanto Company.................(P)

      *10.6         Form of FAD 3 License Agreement between the Registrant and Monsanto Company...............(P)

       10.7         Form of Fruit Specific Promoter License Agreement between the Registrant and Monsanto Company......................................................................(P)

       10.8         Form of Gemini Virus License Agreement between the Registrant and Monsanto Company........(P)

       10.9         Form of Insect Resistance License Agreement between the Registrant and
                    Monsanto Company..........................................................................(P)

       10.10        Form of Oil License Agreement between the Registrant and Monsanto Company.................(P)

       10.11        Form of Letter Agreement between Calgene, Inc. and Monsanto Company with respect to license of Recombinant ACC Synthase............................................(P)

       10.12        Form of Insect-Protected Cotton License and Seed Services Agreement between
                    Calgene, Inc. and Monsanto Company........................................................(P)

       10.13        Second Amended and Restated Employment Agreement dated October 16, 1995 between Gargiulo, L.P. and Jeffrey D. Gargiulo............................................(P)

       10.14        Joint Venture Agreement dated as of December 15, 1992 between Gargiulo,
                    L.P. and Dresick Farms, as amended June 1, 1993...........................................(P)

      10.15         Joint Venture Agreement dated as of January 1, 1981 between Gargiulo L.P.
                    and Harllee-Gargiulo, Inc., as amended October 31, 1989 and October 31, 1994..............(P)

       10.16        Joint Venture Agreement dated as of October 31, 1994 between
                    GargiuloMexico, L.L.C. and Hermanos Ley...................................................(P)

       10.17        Marketing Agreement dated as of September 1, 1988 between Gargiulo, Inc.
                    and Harllee-Gargiulo, Inc.................................................................(P)

       10.18        Change of Control Employment Agreement dated as of July 19, 1995, between
                    Calgene, Inc. and Roger H. Salquist.......................................................(P)

       10.19        Change of Control Employment Agreement dated as of July 19, 1995 between
                    Calgene, Inc. and Roderick N. Stacey......................................................(P)

       10.20        Change of Control Employment Agreement dated as of July 19, 1995 between
                    Calgene, Inc. and Michael J.  Motroni.....................................................(P)

       10.21        Asset Purchase Agreement dated as of December 29, 1995 between Gargiulo,
                    L.P. and Collier Enterprises..............................................................(P)

      *10.22        Partnership Agreement dated January 31, 1986 between Registrant and
                    Rhone-Poulenc Agrochimie, together with Reserach Agreement dated March 15,
                    1984 and Amendment thereto dated January 31,
                    1985......................................................................................(A)

      *10.23        Amendment One to the Partnership Agreement dated January 31, 1986 between
                    Registrant and Rhone-Poulenc Agrochimie dated September 30, 1989..........................(B)

      *10.24        License Agreement between Registrant and Rhone-Poulenc Agrochimie dated
                    October 1, 1989...........................................................................(B)

      *10.25        Agreements dated March 21, 1985 between Registrant and Roussel-Uclaf S.A..................(A)

      *10.26        Agreement dated April 1, 1988 between Registrant and Roussel-Uclaf S.A.
                    which amend the Agreements dated March 21, 1985 between Registrant and
                    Roussel-Uclaf S.A.........................................................................(B)

      *10.27        Agreement dated August 1, 1984 and Agreement dated August 26, 1985 amending the prior Agreement between Registrant and Campbell Soup Company .........................(A)

      *10.28        Tomato Research Agreement 1988 to 1990 between Campbell Soup Company and
                    Registrant effective as of August 1, 1988 which supersedes the Agreements of August 1, 1984 and August 26, 1985 between Campbell Soup Company and the
                    Registrant................................................................................(B)

      *10.29        Agreement dated March 20, 1986 between Registrant and The Procter and
                    Gamble Company ...........................................................................(A)

       10.30        Commercial Lease dated August 17, 1987, as amended, covering property located at 1910 and 1920 Fifth Street, Davis,
                    California ...............................................................................(C)

       10.31        Commercial Lease dated August 31, 1983, as amended, covering property located at 1970 Fifth Street, Davis, California ..........................................(A)

      10.32         Commercial Lease dated August 22, 1983, as amended, covering property in
                    Yolo County ..............................................................................(A)

       10.33        Commercial Lease dated May 21, 1987, as amended, covering property located at 1950 Fifth Street, Davis, California ..................................................(C)

       10.34        Form of Directors and Officers Indemnification Agreement .................................(C)

       10.35        401 (k) Tax Deferred Investment Plan .....................................................(D)

       10.36        Secured Revolving Credit Agreement Among Registrant and Harris Trust and
                    Savings Bank and Caisse Nationale De Credit Agricole Dated April 26, 1990.................(G)

       10.37        First Amendment to Secured Revolving Credit Agreement and Secured Revolving
                    Credit Note Among Registrant and Harris Trust and Savings Bank dated
                    January 31, 1992..........................................................................(E)

       10.38        Second Amendment to Secured Revolving Credit Agreement and Secured
                    Revolving Credit Note Among Registrant and Harris Trust and Savings Bank
                    Dated January 31, 1993....................................................................(I)

       10.39        Third Amendment to Secured Revolving Credit Agreement Among Registrant and
                    Harris Trust and Savings Bank Dated August 26,1993........................................(O)

       10.40        Fourth Amendment to Secured Revolving Credit Agreement and Secured
                    Revolving Credit Note Among Registrant and Harris Trust and Savings Bank
                    Dated February 26, 1994...................................................................(O)

       10.41        Fifth Amendment to Secured Revolving Credit Agreement and Secured Revolving
                    Credit Note Among Registrant and Harris Trust and Savings Bank Dated March 15, 1995.......(O)

       10.42        Sixth Amendment to Secured Revolving Credit Agreement and Secured Revolving
                    Credit Note Among Registrant and Harris Trust and Savings Bank Dated August 8, 1995.......(O)

       10.43        Seventh Amendment to the Secured Revolving Credit Agreement and Waiver
                    among Calgene, Inc. and Harris Trust and Savings Bank dated December 29, 1995.............(M)

       10.44        Eighth Amendment to the Secured Revolving Credit Agreement and Secured
                    Revolving Credit Note Among Calgene, Inc. and Harris Trust and Savings Bank
                    dated January 23,1996.....................................................................(M)

       10.45        Ninth Amendment to the Secured Revolving Credit Agreement and Secured
                    Revolving Credit Note Among Calgene, Inc. and Harris Trust and Savings Bank
                    dated March 28, 1996......................................................................(N)

       10.46        1989 Employee Stock Purchase Plan.........................................................(G)

       10.47        Joint Venture and Partnership Agreement by and between Kirin Brewery Co.
                    Ltd. and Registrant dated March 14, 1990..................................................(G)

      *10.48        License Agreement between Registrant and Campbell Soup Company dated August
                    9, 1991...................................................................................(J)

       10.49        Letter of Intent with Monsanto Company....................................................(L)

     **10.50        Oilseed Development Agreement between Registrant and Monsanto Company dated
                    May 8, 1996................................................................................68

       10.51        1981 Stock Option Plan as amended.........................................................(B)

       10.52        1991 Stock Option Plan....................................................................(J)

       10.53        1996 Stock Option Plan....................................................................(P)

       21.1         Subsidiaries of Registrant................................................................(I)

       23.1         Consent of Independent Auditors............................................................96

       27           Article 5 of Financial Data Schedule for Fiscal Year Ended June 30,
                    1996.......................................................................................97




(A)    Incorporated by reference to Registrant's Form S-1 Registration No. 33-5921
(B)    Incorporated by reference to Registrant's Form 10-K dated September 30, 1989
(C)    Incorporated by reference to Registrant's Form 10-K dated September 30, 1987
(D)    Incorporated by reference to Registrant's Form 10-K dated September 30, 1988
(E)    Incorporated by reference to Registrant's Form 10-K dated June 30, 1992
(F)    Intentionally omitted
(G)    Incorporated by reference to Registrant's Form 10-K dated June 30, 1990
(H)    Intentionally omitted
(I)    Incorporated by reference to Registrant's Form 10-K dated June 30, 1993, as amended
(J)    Incorporated by reference to Registrant's Form 10-K dated June 30, 1991
(K)    Intentionally omitted
(L)    Incorporated by reference to Registrant's Form 8-K dated June 28, 1995
(M)    Incorporated by reference to Registrant's Form 10-Q dated December 31, 1995
(N)    Incorporated by reference to Registrant's Form 10-Q dated March 31, 1996
(O)    Incorporated by reference to Registrant's Form 10-K/A dated October 30, 1995
(P)    Incorporated by reference to Registrant's Registration Statement on Form S-4 dated February 6, 1996

*      Confidential treatment of certain portions of these documents has been granted

**     Confidential treatment has been requested as to portions thereof
