Form 10-Q
period 1996-09-30
CALGENE INC /DE/
filed 1996-11-14
CIK 1011134

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996 or

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

  X      Yes                 No
-----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock Outstanding at October 31, 1996: 60,464,636 shares

                                  CALGENE, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information (unaudited)

         Condensed consolidated balance sheets -
         September 30, 1996 and June 30, 1996 ...............................4

         Condensed consolidated statements of operations -
         three months ended September 30, 1996 and 1995......................5

         Condensed consolidated statements of cash flows -
         three months ended September 30, 1996 and 1995 .....................6

         Notes to condensed consolidated financial statements ...............7

         Management's discussion and analysis of financial
         condition and results of operations ...............................10


Part II.  Other Information

         Item 1.  Legal Proceedings.........................................16

         Item 6.  Exhibits and Reports on Form 8-K..........................17


Signatures..................................................................18

                          PART I. FINANCIAL INFORMATION

                                  Calgene Inc.
                      Condensed Consolidated Balance Sheets
                    ($ in thousands except per share amounts)
                                   (Unaudited)


                                                         September 30  June 30
Assets                                                       1996        1996
                                                           --------    --------
Current assets:
  Cash and equivalents                                     $    598    $ 17,674
  Available-for-sale securities                               3,163      10,919
  Accounts receivable, net of allowances                     19,490      26,133
  Inventories                                                27,977      23,865
  Prepaid expenses and other current assets                   1,601       2,174
                                                           --------    --------
    Total current assets                                     52,829      80,765

Property, plant and equipment:
  Land                                                       22,755      22,755
  Buildings                                                  23,083      23,083
  Leasehold improvements                                      8,591       8,556
  Furniture, fixtures and equipment                          40,654      40,398
  Construction in progress                                    3,499       1,676
                                                           --------    --------
                                                             98,582      96,468
  Less accumulated depreciation and amortization             18,634      16,481
                                                           --------    --------
    Property, plant and equipment, net                       79,948      79,987

Product rights, patents and other intangible
     assets, less accumulated amortization                   30,333      30,642
Costs in excess of fair values assigned to net
     assets acquired, less accumulated amortization          35,582      36,219
Other non-current assets                                      5,147       5,689
                                                           --------    --------

                                                           $203,839    $233,302
                                                           ========    ========

Liabilities and shareholders' equity Current liabilities:
  Notes payable                                            $ 18,939    $ 16,789
  Note payable to affiliate                                   5,000          --
  Accounts payable                                           14,963      20,111
  Accrued payroll and related expenses                        3,748       3,252
  License contract payable                                       --         750
  Amounts due customers                                       3,389       5,028
  Other current liabilities                                  13,430      13,453
  Current portion of long-term debt                          13,157      22,850
                                                           --------    --------
    Total current liabilities                                72,626      82,233

Note payable to affiliate                                    24,760      24,760
Research and development advance from affiliate              10,000      10,000
Long-term debt                                               20,613      22,643

Commitments and contingencies

Minority interest                                               198         266

Shareholders' equity:
  Common stock, $.001 par value; 80,000,000
    shares  authorized;  60,464,636 and 60,443,115
    shares issued and outstanding at
    September 30, 1996 and June 30, 1996, respectively           60          60
  Additional paid-in capital                                367,590     367,494
  Accumulated deficit                                      (292,008)   (274,154)
                                                           --------    --------

    Total shareholders' equity                               75,642      93,400
                                                           --------    --------

                                                           $203,839    $233,302
                                                           ========    ========


                             See accompanying notes

                                  Calgene, Inc.
                 Condensed Consolidated Statements of Operations
                     ($ in thousands except per share amounts)
                                   (Unaudited)



                                                Three Months
                                              Ended September 30
                                        -----------------------------
                                             1996           1995
                                        -------------   -------------
Revenues:
  Product sales, net                    $     36,611    $      8,812
  Product development revenues                   359             300
                                             -------         -------
                                              36,970           9,112


Costs and expenses:
  Cost of goods sold                          38,765          12,141
  Research and development                     4,018           3,223
  Selling, general and administrative         10,392           3,892
                                             -------         -------
                                              53,175          19,256

Interest expense                              (1,744)           (513)
Other income, net                                111             298
                                             -------         -------

Loss from operations before
  income taxes                               (17,838)        (10,359)
Provision for income taxes                        16              15
                                             -------         -------

Net loss                                $    (17,854)   $    (10,374)
                                             =======         =======


Net loss per share                      $      (0.30)   $      (0.34)
                                             =======         =======


Shares used in per share calculations     60,443,354      30,249,592










                             See accompanying notes.

                                  Calgene, Inc.
                 Condensed Consolidated Statements of Cash Flows
                        Decrease in Cash and Equivalents
                                ($ in Thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                               September 30
                                                          ----------------------
                                                            1996          1995
                                                          ---------    ---------

Cash flows from operating activities:
  Net loss                                                $(17,854)    $(10,374)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                            3,416        1,220
    Other                                                      (73)         (59)
  Net changes in:
    Operating assets                                         3,104        1,274
    Operating liabilities                                   (7,064)      (3,585)
                                                          --------     --------
      Net cash used in operating activities                (18,471)     (11,524)

Cash flows from investing activities:
  Proceeds from sales of securities                          8,715        5,893
  Purchase of securities                                      (955)      (3,542)
  Capital expenditures for property, plant and equipment    (2,032)      (1,094)
  Purchases of product rights, patents and
    other intangible assets                                   (291)      (1,208)
  Other                                                        214           54
                                                          --------     --------
      Net cash provided by investing activities              5,651          103

Cash flows from financing activities:
  Proceeds from notes payable                               13,800        1,353
  Payments on notes payable                                (11,650)      (2,205)
  Proceeds on note payable to affiliate                      5,000           --
  Decrease in securities-pledged                               334          175
  Increase in borrowings of long-term debt                      --        3,000
  Principal payments on long-term debt                     (11,832)        (459)
  Sale of common stock                                          92          117
                                                          --------     --------
      Net cash provided by (used in) financing activities   (4,256)       1,981
                                                          --------     --------

Net increase (decrease) in cash and equivalents            (17,076)      (9,440)
Cash and equivalents at beginning of period                 17,674       11,753
                                                          --------     --------
Cash and equivalents at end of period                     $    598     $  2,313
                                                          ========     ========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                          $  1,712     $    456
        Income taxes                                      $      9     $     26


                             See accompanying notes.

              Notes to Condensed Consolidated Financial Statements

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the interim periods. These financial statements should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

     In the opinion of management, the interim financial statements reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at September 30, 1996 and the consolidated results of operations and cash flows for the fiscal quarters ended September 30, 1996 and 1995. Results for the period ended September 30, 1996 are not necessarily indicative of results to be expected for the entire fiscal year.

     Net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Common shares issuable upon the exercise of stock options have been excluded from the computation of net loss per share since their inclusion would be antidilutive.

     Certain amounts reported as of June 30, 1996 and for the fiscal quarter ended September 30, 1995 have been reclassified to conform with the presentation of the fiscal quarter ended September 30, 1996.

     Product rights are stated at cost and are amortized on a straight-line basis over the lesser of their contractual lives or their estimated useful lives (generally 10 to 20 years). External costs incurred in obtaining patents are capitalized. The costs of successful patent applications are amortized on a straight-line basis over the lesser of their statutory lives or their estimated useful lives (generally 17 years). External costs incurred in defense of patents are capitalized and amortized on a straight-line basis over the remaining life of the patent. The costs of unsuccessful patent applications or patent defense are charged to expense in the period in which the patent applications are denied or the patent defense is unsuccessful.

     During the quarter ended September 30, 1996, the Company adopted the provisions of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets and identifiable intangibles used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Costs in excess of fair values assigned to net assets acquired in purchase business combinations are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of the acquired assets may not be recoverable.

     Management of the Company is exploring alternative business strategies for its Gargiulo subsidiary, certain of which may require the disposal and write-down of long-lived assets and associated costs in excess of fair values assigned to net assets acquired. No formal plans have yet been formulated or adopted by the Company in this regard.

2.   Inventories
     -----------

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. Inventories consist of the following (in thousands):

                                  September 30, 1996            June 30, 1996
                                  ------------------         ------------------

          Growing crops            $      14,272               $       11,208
          Supplies and seed
          inventories                      7,590                       10,136
          Finished goods                   3,158                        1,415
          Work in progress                 1,394                          596
          Raw materials                    1,563                          510
                                      ----------                  -----------

                                   $      27,977               $       23,865
                                      ==========                  ===========

3.   Patent and Legal Proceedings
     ----------------------------

     See Part II -         Other Information
                           Item 1. Legal Proceedings

4.   Notes Payable
     -------------

     During fiscal year 1996 the Company entered into a credit facility agreement with Monsanto Company ("Monsanto"). Monsanto is obligated, subject to certain terms and conditions, to lend up to $15 million annually until September 30, 1998, to Calgene, although not more than $15 million may be outstanding at any one time. The credit facility agreement contains various covenants precluding Calgene and its subsidiaries from taking certain actions without the approval of Monsanto. Also, in the event of a default by Calgene, Monsanto has certain rights to convert the outstanding principal and interest under such agreement into additional shares of Calgene Common Stock, not to exceed 3,000,000 shares. The outstanding balance of this credit facility shall bear interest at two percent above the prime rate (aggregating 10.25% at September 30, 1996). This credit facility expires on September 30, 1998. In September 1996 the Company received a $5 million advance under this credit facility. In October 1996 the Company received an additional $10 million advance.

5.   Subsequent Events
     -----------------

     In October 1996 the Company sold a portion of its Florida produce farm land for a gross sales price of $3 million. Commensurate with the sale, the Company paid off a $3 million mortgage loan secured by the land sold as well as five adjoining parcels. As part of the sales agreement, the buyer has the option to purchase five additional parcels, one additional parcel in each of the next five years, for a cumulative purchase price of $9 million.

     On November 12, 1996, Calgene and Monsanto Company consummated a transaction whereby Monsanto purchased 6,250,000 shares of Calgene Common Stock. The gross proceeds from the transaction were $50 million or $8 per share. This transaction brings Monsanto's equity ownership in Calgene to approximately 54.6% and caused a shift in the composition of the Calgene Board of Directors to four independent directors, the CEO of Calgene, and four Monsanto nominees. Of the four independent directors, three are nominated by Calgene and one is nominated by Monsanto.

     In November 1996, the Company sold a leased asset with a net book value of $2.9 million for a gross sales price of $4.1 million. Commensurate with the sale, the Company paid off a capitalized lease obligation of $3.1 million.

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

     Revenues

     Calgene's product sales in the quarter ended September 30, 1996 increased 315% to $36.6 million from $8.8 million in the corresponding period of the prior year. The increase is due to the inclusion of Gargiulo's operations which resulted in higher fresh market produce sales of $27.9 million. Gargiulo's product sales in the quarter were $32.0 million and were largely comprised of tomato sales of $16.4 million and berry sales of $13.6 million.

     Product development revenues in the current quarter increased by $59,000 as compared to the corresponding period of the prior year due to addition of several new research contracts. This increase was partly offset by the conclusion of several other research contracts and a $125,000 benchmark milestone payment which was recognized in the first quarter of fiscal 1996.

     Gross Profit

     Calgene's gross profit on net product sales was negative $2.2 million in the quarter ended September 30, 1996, as compared to a negative gross profit of $3.3 million in the comparable period of the prior year. Gross profit was negative in the current quarter due to the Company's produce operations. Tomato yields from Gargiulo's Central California production were reduced due to record high heat in the region. In addition, tomato yield's from the Company's Virginia operations were negatively impacted by a hurricane that hit the region in July. Low strawberry prices the industry experienced in the quarter also impacted Gargiulo.

     Research and Development Expenses

     Research and development expenses increased by $795,000 or 24.7% to $4.0 million in the quarter ended September 30, 1996, as compared to the corresponding period of the prior year. The increase was primarily due to the inclusion of $619,000 of Gargiulo variety development expenses, and higher expenses for technology licensing activities.

     Selling, General and Administrative Expenses

     Calgene's selling, general and administration expenses increased by $6.5 million or 167% to $10.4 million in the quarter ended September 30, 1996, as compared to the corresponding period of the prior year. The increase reflects $5.3 million in higher expenses for the Company's fresh market produce operations attributable to the inclusion of Gargiulo. The increase also reflects a corporate severance expense of $905,000. Selling, general and administration expenses are expected to be higher over the next two fiscal quarters as compared to the corresponding periods of the prior year due to the inclusion of Gargiulo.

     Interest Expense

     Interest expense, which reflects the Company's borrowings on its bank line of credits and long-term debt obligations, increased $1.2 million to $1.7 million in the quarter ended September 30, 1996, as compared to the corresponding period of the prior year. The increase was due to interest expense of $1.6 million attributable to Gargiulo's debt obligations.

     Pre-Tax Losses from Operations

     In the quarter ended September 30, 1996, Calgene incurred a pre-tax loss of $17.8 million as compared to a pre-tax loss of $10.4 million in the corresponding period of the prior year. The increased pre-tax loss of $7.5 million reflects higher selling, general and administrative expenses, higher interest expense, and higher research expenses, primarily due to the inclusion of Gargiulo. These factors were partly offset by a gross profit improvement from net product sales.

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


Liquidity and Capital Resources

     At September 30, 1996 Calgene had cash and equivalents and short term available-for-sale securities of approximately $3.8 million, excluding $708,000 in securities pledged as collateral for certain obligations. This was a decrease of $24.8 million from June 30, 1996. Uses of cash include financing the Company's net loss; payments of $11.8 million on long-term debt; a $7.1 million decrease in operating liabilities; and the acquisition of $2.0 million in property, plant and equipment. Sources of cash included a $5.0 million increase in notes payable to affiliate; a $3.1 million decrease in operating assets; and a $2.2 million net increase in notes payable. The Company's investment policy is to invest excess cash in high quality, liquid, short-term fixed income securities.

     Operating assets decreased by $3.1 million at September 30, 1996 as compared to June 30, 1996 due to a $6.6 decrease in accounts receivable, offset in part by a $4.1 million increase in inventories. Inventories increased by $4.1 million due to higher tomato growing costs and seasonal buildup of bulk cottonseed.

     Operating liabilities decreased by $7.1 million at September 30, 1996 as compared to June 30, 1996 largely due to a $5.1 million decrease in trade accounts payable, a $1.6 million decrease in amounts due customers for cotton seed returns consistent with industry practice, and a $750,000 technology license payment.

     Net working capital decreased $18.3 million from a negative net working capital of $1.5 million at June 30, 1996 to negative $19.8 million at September 30, 1996 primarily due to a $24.8 million reduction in cash and equivalents and available for sale securities and a $3.1 million reduction in operating assets. This increase was partly offset by a $9.6 million decrease in current liabilities.

     In the normal course of business, the Company enters into various grower contracts with third party growers. Pursuant to these contracts, the Company contracts with growers to purchase their crop, subject to certain quality standards, at the end of the growing cycle which is generally less than one year. The amount of outstanding grower contract commitments was approximately $6.8 million at September 30, 1996.

     The Company has capitalized the legal fees incurred in its lawsuit with Enzo Biochem, Inc. related to Calgene's defense of its antisense patent. On February 2, 1996, the court ruled on behalf of the Company and held that Calgene's patent was valid. If the defense of Calgene's patent is unsuccessful as a result of potential appeals, the Company would have to expense all of these unamortized legal costs. At September 30, 1996, the amount of these unamortized costs was $5.8 million.

     On November 12, 1996, Calgene and Monsanto Company consummated a transaction whereby Monsanto purchased 6,250,000 shares of Calgene Common Stock at a price of $50 million or $8 per share. The transaction increased Monsanto's equity interest in Calgene to approximately 54.6% and gave Monsanto the right to designate five of the nine members of the Board of Directors.

     Monsanto is obligated, subject to certain terms and conditions, to lend up to $40 million to Gargiulo ("Gargiulo Credit Facility"), and up to $15 million annually to Calgene for the period ended September 30, 1998 ("Calgene Credit Facility"), although not more than $15 million may be outstanding thereunder at any one time. As of September 30, 1996, $24.8 million of the Gargiulo Credit Facility and $5.0 million of the Calgene Credit Facility were outstanding. The credit facility agreements each contain various covenants precluding Calgene and its subsidiaries from taking certain actions without the approval of Monsanto. Also, in the event of a default by Calgene under the Garguilo Credit Facility or the Calgene Credit Facility, Monsanto has certain rights to convert the outstanding principal and interest under such agreements into additional shares of Calgene Common Stock at the then market value of the Calgene Common Stock, and any such conversion could substantially dilute the ownership interests of other Calgene stockholders.

     Calgene currently has a $13 million line of credit with Harris Trust and Savings Bank (the "Harris Credit Facility"). The Harris Credit Facility which was scheduled to expire on January 31, 1996, has been extended until December 31, 1996. The bank may require changes in the terms of the Calgene credit facility agreement with Monsanto and, if the required changes cannot be accommodated, there can be no assurance that such bank will continue to make these lines of credit available or, if such lines are not available, that Calgene will be able to obtain alternative bank financing on favorable terms, if at all. As of September 30, 1996, Calgene was not in compliance with certain financial covenants under its credit agreement with Harris Bank. Calgene has obtained waivers of such defaults through December 31, 1996 and believes it is currently in compliance as a consequence of the November 1996 equity investment by Monsanto. There was no balance outstanding on the Harris Credit Facility at September 30, 1996.

     Gargiulo has a $17.5 million line of credit and four mortgage loans with NationsBank. NationsBank has indicated that it does not intend to renew its line of credit and mortgage loans which at September 30, 1996, totaled $22.1 million. The NationsBank lone of credit and loans were repaid on November 14, 1996.

     A $3.5 million line of credit with a bank is used to finance working capital requirements at Gargiulo's Puerto Rico operations. Borrowings under the line bear interest at prime. The credit line expires on November 30, 1996. On September 30, 1996, the bank's prime rate was 8.25%. As of September 30, 1996, there was $3,500,000 outstanding on the line of credit. The Puerto Rico line of credit was repaid on November 14, 1996.

     While Monsanto has agreed to make a $40 million loan available to Gargiulo under the Gargiulo Credit Facility, further advances under such loan are subject to the achievement of certain milestones, and are to be used solely to fund the branded tomato strategy and are repayable out of specified portions of the cumulative free cash flow of Gargiulo. While Monsanto has agreed to advance up to $15 million annually to Calgene under the Calgene Credit Facility until September 30, 1998, not more than $15 million may be outstanding thereunder at any one time. Except as described above, Monsanto has no obligation to loan or otherwise contribute additional cash to Calgene.

     Calgene expects its current cash balances and the proceeds of the credit facility agreements and other bank lines of credit expected to be available to Calgene, will be sufficient to fund its operations for the foreseeable future. However, such expectation is based in part on the achievement of the operating plans of Calgene and there can be no assurance such operating plans will be achieved. Also, there can be no assurance that all of Calgene's expected sources of funds, including credit facilities, will be available. Accordingly, there can be no assurance that Calgene will not be required to obtain additional sources of financing or that any future required financing will be available on favorable terms, if at all.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

     Nevertheless, if on reconsideration or as a result of an appeal a court were to determine that one or more of the Enzo Patents validly covers plant cells and that such patents are infringed by Calgene's sales of products incorporating such antisense technology, Calgene could be held liable for significant damages and could be precluded from producing and selling the FLAVR SAVR tomato, as well as other products currently under development. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms, if at all. If the court were to determine that the Calgene Antisense Patent is invalid or unenforceable, Calgene would be deprived of the competitive and licensing advantages afforded by its patent. Moreover, the Company would have to expense the capitalized legal fees related to the defense of the Calgene's Antisense Patent, which amounted to approximately $5.8 million at September 30, 1996.

     Gargiulo is a defendant in two pending cases which involve personal injury claims relating to a vehicle accident in which numerous migrant labor workers being transported to the farm of Gargiulo & Dresick Associates (which was being farmed under contract by Dresick Farms, Inc.) were killed or injured. The two cases, Alvertano Alberto Jiminez; et al. v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vega; Robles Rios; Jesus Loza and Samuel Santiago Vasquez, and Jose Vasquez; et al. v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vega; Robles Rios; Jesus Loza and Samuel Santiago Vasquez, were both filed on October 18, 1995, in the United States District Court for the Eastern District of California. The company alleged to be transporting such farm workers was Pat Kreger, Inc., an independent contractor engaged by Dresick Farms, Inc. to arrange for migrant farm labor for the farm. The plaintiffs allege that the vehicle in question was in violation of one or more federal and state safety regulations governing farm labor vehicles. The plaintiffs are seeking general damages, including compensation for pain and suffering; special damages, including past, present and future medical expenses; compensation for the loss of past and future income; and punitive damages in an unspecified amount. Gargiulo's insurance carriers have been contacted regarding these lawsuits. It has not yet been determined whether Gargiulo's insurance will be sufficient to cover these claims, if any. Gargiulo intends to vigorously defend itself against these claims and believes that the ultimate outcome will not have a material adverse effect on the Company's financial position or results of operations.

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


ITEM 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

     10.42 Tenth  Amendment to Secured  Revolving  Credit
           Agreement and Secured Revolving Credit Note Among
           Calgene Technology  Corporation and  Harris Trust
           and Savings Bank Dated September 30, 1996...................... 19

     B.  Reports on Form 8-K

                  None.

                                   Signatures





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CALGENE, INC.


Date:  November 14, 1996





                                          By:      /s/ Christian Leleu
                                                   -------------------
                                                   Christian Leleu
                                                   Chief Financial Officer