Form 10-K
period 1996-03-03
CALGENE INC /DE/
filed 1997-03-31
CIK 1011134

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MarkOne)
[ ]  Annual  report  pursuant to section 13 or 15(d) of the  Securities
     Exchange Act of 1934 [Fee Required] For the fiscal year ended June 30, 1996 or
[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from 7/1/96 to 12/31/96.

         For the Fiscal Period Ended                 Commission File Number
               December 31, 1996                             0-14802

                                  CALGENE, INC.
                                  (Registrant)

                  Delaware                            68-0369863
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $222,161,000 as of January 31, 1997, based upon the closing price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          66,729,861 shares of Common Stock were Issued and Outstanding as of February 28,1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  BUSINESS

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

     In March 1996, Calgene and Monsanto Company ("Monsanto") entered into a transaction (the "Monsanto Transaction") under which Monsanto contributed Gargiulo, Inc. ("Gargiulo"), $30 million and certain oils and produce related technology to Calgene in exchange for a 49.9% equity interest in Calgene. Gargiulo is a grower, packer, marketer and distributor of tomatoes, strawberries and other produce with operations in Florida, California, Mexico and Puerto Rico. In November 1996, Calgene and Monsanto closed a transaction whereby Monsanto purchased 6,250,000 shares of Calgene common stock for $50 million. The transaction brought Monsanto's equity investment in Calgene to approximately 54.6%. In January 1997, Calgene received an unsolicited proposal from Monsanto Company to acquire all of the outstanding shares of Calgene that Monsanto does not already own at a price of $7.25 per share. The proposal is under consideration by a special committee of three disinterested Directors.

     Fresh Produce. The Company is currently growing, packing, marketing and distributing traditionally developed tomatoes, strawberries and other fresh fruits and vegetables through its Gargiulo subsidiary. Calgene scientists are using genetic engineering and plant breeding techniques to develop tomato varieties with increased sweetness and delayed softening in order to market a premium quality product. Calgene scientists are also seeking to develop tomato varieties with higher yield and virus resistance in an effort to reduce production costs. In May 1994, after FDA action, Calgene began commercialization of the FLAVR SAVR tomato, the world's first genetically engineered whole food product. Calgene has also received regulatory clearance to commercialize the FLAVR SAVR tomato in Canada, Mexico and the United Kingdom. In fiscal 1995, Calgene curtailed production of the FLAVR SAVR tomato and began introducing the FLAVR SAVR gene into Gargiulo varieties using traditional plant breeding methods in an effort to develop agronomically suitable varieties. Calgene is also seeking to develop strawberry plants that resist diseases and produce berries with increased sweetness.

     Plant Oils. Calgene is developing genetically engineered canola oils with a broad range of food and industrial applications. Calgene scientists have genetically engineered canola varieties that produce substantial quantities of laurate, an important food ingredient and an ingredient in soap, detergent and personal care products. Laurate is not naturally present in canola or other non-tropical oil plants. To date, the Company has sold one million pounds of Laurical(TM) canola oil and is currently planning for approximately 70,000 acres of commercial production for harvest in 1997. The Company is also in field trials with canola plants that have been genetically engineered to produce oil with increased stearate levels, creating a potential substitute for hydrogenated oils in margarine, fluid shortening and confectionery products. The Company's subsidiary, Calgene Chemical, manufactures and distributes plant oil-based chemicals. Calgene is in the early stage of developing polyunsaturated fatty acids ("PUFAs") in canola plants to be sold to food ingredient and medical/nutritional markets based on health benefits.

     Cotton. The Company is currently selling genetically engineered BXN(R) cotton seed and traditionally developed cotton seed varieties through its subsidiary Stoneville Pedigreed Seed Company. Calgene's cotton genetic engineering program focuses on reducing farmers' growing costs through the development of cotton varieties that require less pesticides and cotton varieties that produce natural colors. Herbicide resistant and insect resistant cotton varieties have the potential to enable cotton farmers to significantly reduce the total volume of herbicides and insecticides applied, resulting in substantial savings in production costs, added flexibility in crop rotation, improved yields and benefits to the environment. The Company commercially sold its genetically engineered BXN cotton, which is resistant to the herbicide Bromoxynil(R) in 1995 and 1996 at a price premium in excess of 41% over Calgene's non-genetically engineered cotton seed. Calgene plans to commercially introduce cotton varieties genetically engineered to contain both the BXN gene and a Bt gene for resistance to Heliothis, the principal cotton insect pest, in 1998. Company scientists are in the early stages of a development program designed to create cotton varieties having natural fibers which may reduce or eliminate the need for dyeing and provide unique color-fastness. Calgene is seeking to produce identity-preserved genetically engineered cotton and sell premium-priced colored cotton fiber to the fabric, apparel and houseware manufacturers.

Business Strategy

     Calgene's business strategy is to build and grow operating businesses in its three core crop areas to facilitate the market introduction of genetically engineered proprietary products and to maximize the long-term financial return from such products. Implementation of this strategy will provide the Company with direct access to markets where it will sell fresh and processed plant products having improved quality traits and/or cost of production advantages, and to markets where it will sell seed that has been engineered with value-added agronomic traits. Calgene has selected fresh produce (tomato and strawberry), edible and industrial plant oils (canola) and cotton as its core crops on the basis of the following criteria:

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

Virus resistant tomato          Improved crop yields and quality        Plants are currently in field trials for
                                                                        certain RNA viruses.

                                                                                        Product
            Product                          Applications                          Development Status

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

High Myristate Oil              Butter replacers for baking.  Less      Rapeseed   plants   containing   40%
                                expensive  and more  abundant  source   myristate in oil have been produced in the
                                of raw  materials  for milder soaps     greenhouse.
                                and personal care products.

Medium Chain Fatty Acids/       Less expensive source of raw            Rapeseed plants with  up  to  28%  medium
Medium  Chain   Triglycerides   materials for  high  performance        chain fatty acids have been produced in
                                lubricants, nutritional formulas        the greenhouse.
                                and high energy foods

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

Fresh Produce

     The Company's tomato operations are conducted through Gargiulo Inc., which was contributed by Monsanto to Calgene in 1996 as part of the Monsanto Transaction. Gargiulo engages in the growing, packing, marketing and distribution of tomatoes and strawberries and, to a lesser extent, other fresh fruits and vegetables. Gargiulo also engages in breeding research with respect to tomatoes and, to a lesser extent, strawberries. Gargiulo's tomato producing operations are conducted principally in Florida, California, Mexico and Puerto Rico. Gargiulo's berry production operations are conducted principally in northern California. Tree fruits are grown in Chile, and potatoes, which Gargiulo began producing, packing and distributing for the first time in January 1995, are grown in southwest Florida. In order to diversify the product line, in the early 1980's Gargiulo's predecessor companies commenced an operation to grow, cool, market and distribute strawberries in northern California.

     In February 1996, Gargiulo acquired substantially all of the assets and certain specified liabilities of the produce business conducted by certain affiliates of Collier Enterprises under the trade name of "Collier Farms." Collier Farms is an agricultural producer of fresh tomatoes and other vegetables in southwest Florida, and engages in the packing, marketing and distribution of those products into the commodity markets.

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

     Calgene scientists have genetically engineered the patented FLAVR SAVR gene into flavorful tomato varieties to delay softening so that these varieties can remain on the vine longer to allow full flavor and texture to develop before harvest and be distributed with relatively low rates of spoilage. In view of the production scale-up difficulties that it has encountered, Calgene curtailed its FLAVR SAVR tomato growing operations in the Spring of 1996 until it is able to complete the development of varieties of FLAVR SAVR tomatoes that have enhanced commercial agronomic qualities. Calgene, through its Gargiulo subsidiary, intends to focus its tomato operations on plant breeding activities necessary to develop such enhanced varieties of its genetically-engineered tomatoes, but there can be no assurance that such efforts will be successful or will not be discontinued by Calgene. There can be no assurance that Calgene will be successful in developing genetically engineered tomatoes with the agronomic characteristics necessary for commercial production or that it will be successful in marketing a branded tomato line. See "Risk Factors - Risks Applicable to the Branded Tomato Strategy" and "Risk Factors - Risks Associated with Production of Genetically Engineered Tomatoes."

     Tomatoes. Gargiulo's principal product is fresh tomatoes. For the six month period ended December 31, 1996, Gargiulo packed and shipped approximately 150 million pounds of fresh tomatoes, which it produced through its own farming operations, through joint ventures or partnerships with other growers. For Gargiulo's and its predecessors' fiscal years ended June 30, 1994, 1995 and, 1996 and the six month period ended December 31, 1996, product revenues from Gargiulo's tomato operations were approximately $50.3 million, $60.1 million, $77.3 million and $32.1 million, respectively.

     Gargiulo's tomato operations are vertically integrated with seed research, production, packing, repacking, distribution, marketing, and sales capabilities. With production available year round from its various locations, Gargiulo believes it is well positioned for consistent year round supply of tomatoes to customers throughout the United States and Canada.

     Approximately 80% of the tomatoes produced by Gargiulo during calendar 1996 were harvested and processed as green tomatoes. Green tomatoes are typically packed into 25 pound boxes and then stored at 65(degree)F in the presence of ethylene gas for one to four days. This process allows the tomato to achieve a deep red color acceptable to the retail consumer and results in a sufficient shelf-life so that the tomato reaches the retail consumer in an acceptable condition. The vast majority of tomatoes produced in the United States are harvested green and processed in this manner. Gargiulo, through its participation in a joint venture with a Mexican partner, has the capability to produce tomatoes which are ripened on the vine, packed and then shipped. The Mexican climate allows for vine ripening which many retail consumer believe results in a better tasting tomato than tomatoes which are picked green and ripened off the vine.

     Pursuant to a plan approved by Calgene's Board of Directors in the quarter ended December 31, 1996, Gargiulo intends to significantly reduce its produce acreage in southwest Florida. The reduction in acreage is in response to increased competitive pressure from Mexico produce.

     Gargiulo intends to embark upon a branded tomato program to produce and market a premium tomato under the Gargiulo name. The success of the branded tomato strategy will depend in large measure on Gargiulo's ability (i) to induce customers to identify Gargiulo's premium tomato with the Gargiulo name, (ii) to induce consumers to pay a premium price for that superior tomato, and (iii) to be able to produce and deliver that tomato to customers on a consistent basis. Based on market research performed by Gargiulo and Calgene's experience with the FLAVR SAVR tomato, Gargiulo believes that there is a sufficient customer base willing to pay a premium price for a superior tomato to justify the significant amount of money that will be required for marketing and advertising necessary to promote the branded tomato. Ultimately, Gargiulo's branded tomato strategy is to provide advertising, marketing and promotional services directly to the major retail grocery chains. Gargiulo believes that retailers would embrace this service because it would contribute to their profit. It would benefit Gargiulo by providing a consistent source of sales for Gargiulo's tomatoes and by reducing Gargiulo's reliance on the commodity markets. As one of the few vertically integrated commercial fruit and vegetable growers in the industry, Gargiulo intends to use its plant research capabilities, year round supply capabilities, geographic and product line diversification and operational skill to enable it to produce tomatoes suitable for sale directly to the retail market. There can be no assurance that Gargiulo's efforts with the branded tomato will be successful. See "Risk Factors--Risks Associated with the Branded Tomato Strategy."

     Berries. During the six month period ended December 31, 1996, Gargiulo grew approximately 2.1 million flats of fresh strawberries and cooled approximately 500,000 flats of fresh strawberries through its own farming operations and pursuant to relationships with contract growers. On a smaller scale, Gargiulo also cools and markets raspberries, grown by itself and others, and blackberries and blueberries grown by others. For the fiscal years ended June 30, 1994, 1995 and 1996, and the six month period ended December 31, 1996, product revenues from Gargiulo's berry operations were approximately, $20.8 million, $23.4 million, $30.8 million, and $16.1 respectively.

     Other Produce. Gargiulo grows red potatoes in southwest Florida. Gargiulo's strategy is to position itself to produce and market high quality fresh red potatoes during the winter and to take advantage of market timing and potentially stronger prices in competition with potatoes obtained from storage by other producers. As part of its joint venture with a Mexican grower, Gargiulo produces and distributes red, yellow and green peppers from Mexico from January through May. Since the mid 1980's, Gargiulo and its predecessor companies have imported and sold during the winter in the United States, apricots, asparagus, grapes, nectarines, pears, plums and raspberries from Chile and other South and Central American countries. Gargiulo, through its Chilean subsidiary, has interests, together with its Chilean partners, in grape vineyards and nectarine orchards located in Chile. Gargiulo's focus is on importing and distributing high quality fruit during the winter months in the United States and Canada.

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

     Specialty Food Ingredients

     In 1996 over 14.7 billion pounds of plant oils and oil based products with a value of $3.7 billion were used in U.S. food products and approximately 17 billion pounds with a value of $4.25 billion were used in Europe. The majority of oil markets are commodity based, with purchases driven almost exclusively by price. These markets are served primarily by soybean, sunflower, canola, palm and other commodity oils. At any given time, the prices for these oils seldom differ by more than $0.05 per pound, although the entire commodity oil complex rises and falls as a function of macro supply and demand conditions.

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

     Polyunsaturated Fatty Acids

     Polyunsaturated fatty acids ("PUFA") are long chain fatty acids which are produced by a variety of organisms including algae and fungi. These fatty acids are also found in fish oil. Recent clinical studies have shown that certain PUFA have significant medical benefits, such as cholesterol control and infant nutrition. Existing commercial sources of PUFA are fish oils, which are costly, can contain toxins, and often cannot be used as food additives due to poor odor and taste. Calgene has begun a research program to clone the genes that it believes will allow canola plants to produce PUFA. If successful, Calgene intends to sell PUFA products to food ingredient and medical/nutritional markets based on the oil's health benefits. PUFA are currently available primarily from non-crop sources (fish oils and fermentation) but are very expensive. Plant produced PUFA will have a tremendous cost advantage. Also, the research required to develop PUFA oils has a high level of technical risk. Calgene has therefore chosen to work with strategic partners who will fund PUFA oil development and provide the necessary clinical and marketing capabilities required for commercialization.

     Industrial Oils

     Approximately 10% of the world's plant oil production is consumed by the oleochemical industry. In particular, coconut and palm kernel oils are key feedstocks because they contain laurate, a fatty acid which offers unique cleansing and foaming properties. Laurate based surfactants are a primary ingredient in the manufacture of soap, detergent and personal care products worldwide. The U.S. oleochemical industry consumed nearly 826 million pounds of lauric oils worth $350 million in 1995 and 1.4 billion pounds worth $550 million were consumed in Europe. All of these oils were imported because there are currently no non-tropical sources of laurate.

     Where applicable, the Company intends to market its genetically engineered oils to the oleochemical and oleochemical derivative industries using oils developed for Calgene's food ingredient products. In the U.S., Calgene's oleochemical subsidiary, Calgene Chemical, intends to develop oleochemical derivatives that leverage the unique fatty acid composition of the Company's engineered oils. Calgene Chemical develops, manufactures and markets a wide line of specialty esters, surfactants, ethoxylates and other oleochemicals for the food, cosmetic, soap and detergent, sugar, lubricant and textile markets. Industrial oil products developed or currently being developed and further described below include high laurate oil, high myristate oil and medium chain fatty acids.

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

     High  Stearate  Oil.  Margarines,   shortenings  and  many  fat-based  food
ingredients are currently manufactured from vegetable oils that are chemically processed by hydrogenation to increase the level of solid fat in the oil to provide suitable texture and consistency. Calgene has engineered genetic constructs into canola plants to increase the levels of the fatty acid stearate. These high stearate oils could have superior functionality with respect to melting point, taste and texture and other characteristics. In addition, Calgene's high stearate oils are free of the trans-fatty acids associated with hydrogenation, which some scientists believe promote the formation of cholesterol. The high level of stearate will also allow for the production of food products without chemical processing (hydrogenation). Calgene is evaluating these genetically engineered canola plants in both field trials and in greenhouses. Company scientists are currently attempting to increase the functionality of its high stearate oils for potential use in margarines, shortenings and food ingredients. The Company estimates that annual U.S. consumption of vegetable oils used in premium margarines and shortenings is in excess of several hundred million pounds. Calgene believes that it could capture a portion of that market by producing canola oil with elevated levels of stearate without the expense of hydrogenation and the resultant trans-fatty acids.

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

     Medium Chain Fatty Acids. Calgene has isolated and cloned a C8/C10 thioesterase gene responsible for producing Medium chain fatty acids ("MCFA"). DNA constructs containing this thioesterase gene have been genetically engineered into canola plants, some of which have up to 28% MCFA in the oil. Efforts are currently underway to further elevate the level of MCFA to commercial significance.

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

     Genetically Engineered Oil Production

     To ensure that it will be able to produce its transgenic oils cost effectively in the U.S., Calgene, is developing canola varieties adapted to U.S. growing regions. In addition to its own breeding program, the Company accesses advanced germplasm through joint breeding and commercial agreements with leading canola companies in Denmark, Germany, France, Canada and Australia. Over the past three years, farmers under contract to Calgene planted over 35,000 acres of genetically engineered Laurical Canola. Calgene contracted with third parties to collect and crush the canola crop and thereafter sold the resulting oil and meal. The objective of this program is to demonstrate the Company's ability eventually to produce identity-preserved genetically modified oils under contract at a reasonable cost compared with commodity oils. Calgene is currently growing 16,000 acres of Laurical Canola under identity-preserved contract production for harvest in 1997 and expects to contract for an additional 60,000 acres.

     In December 1996, Calgene and Saskatchewan Wheat Pool ("SWP") executed a broad agreement encompassing the development and production of value-added genetically engineered oil products in Canada. SWP will use its breeding program to develop Canadian adapted, specialty canola varieties by combining Calgene's genetically engineered oils traits with SWP's germplasm. SWP will then utilize its extensive distribution and crop-handling systems to produce crops in Canada for Calgene using these varieties.

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

     Kelco Agreement

     In January 1997, Calgene and The Nutra Sweet Kelco Company ("Kelco") entered into an agreement to collaborate on the development of two specialty vegetable oil products. Kelco is a wholly owned subsidiary of Monsanto Company. As part of the agreement, Kelco purchased from Calgene a nonexclusive license to certain Calgene technology for use in research purposes, an option to expand the reserach license to include commercialization rights, and certain product distribution rights.

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

     Fourteen million acres of cotton were planted in the United States in 1996 making it the nation's fifth largest field crop. Of this total acreage, over eight million acres of "upland picker" cotton are planted in the southern, southeastern and southwestern U.S., the balance being lower value "stripper" cotton planted in the high plains of Texas and Oklahoma (approximately five million acres) and specialty "acala" and "pima" cotton grown in California and Arizona (one to one and one-half million acres). Calgene estimates that the U.S. cotton seed market exclusive of genetically engineered traits has a value in excess of approximately $100 million per year and produces cotton fiber having a value in excess of $5 billion per year at the farm level. Cotton production requires the most intensive use of agricultural chemicals of any major U.S. field crop. Cotton farmers spend over $200 million per year on herbicides and $225 to $400 million per year on insecticides. The majority of these herbicide and insecticide costs occur in areas planted with upland picker cotton. Despite these costs the U.S. Cotton Council estimates that U.S. cotton growers lose crop valued at over one billion dollars to weed and insect damage each year.

     Calgene has genetically engineered varieties of upland picker cotton to be resistant to the herbicide bromoxynil (BXN cotton). Rhone-Poulenc manufactures and sells bromoxynil under its Buctril(R) label. Farmers currently use Buctril for broadleaf weed control in growing corn and wheat which are naturally resistant to bromoxynil. However, cotton, a broadleaf plant, is not naturally resistant to bromoxynil and is killed by the doses of bromoxynil which are administered to control broadleaf weeds. Weed control in cotton fields is currently constrained by the lack of post-emergent broadleaf herbicides, such as bromoxynil, which are effective at low application rates. Cotton farmers are therefore limited to using other herbicides, at high application rates, often resulting in crop damage. Buctril is effective at low doses, and rapidly degrades in the environment in less than two weeks, depending on field conditions.

     In April 1995 the Company commercially introduced its first BXN cotton varieties, selling 225 tons of seed. Supply limited, in April 1996 the Company sold BXN cotton seed that was grown on over 50,000 acres. The BXN cotton seed was sold at a 41% premium over Calgene's non-genetically engineered cotton seed. Fiscal 1997 commercial seed sales are currently in progress with enough BXN cotton seed to supply up to 400,000 acres.

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

     Stoneville, Calgene's cotton seed subsidiary with operations in Mississippi, Arizona and South Carolina, holds the second largest share of the U.S. upland picker cotton seed market with approximately 9.4% U.S. market share in 1996. See "Competition." Since it was acquired by Calgene in December 1986, Stoneville has expanded its cotton seed processing capacity by acquiring an
Arizona based delinting and processing facility in 1987, and in 1989 by constructing a highly efficient delinting facility constructed at its Mississippi headquarters. In 1990, Stoneville acquired the cotton assets of Northrup King Co., which include the Coker Pedigreed Seed Company ("Coker") cotton seed label, the Coker cotton breeding program and Coker cotton sales accounts, located primarily in the southeastern U.S. and in Spain.

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

Research

     Overview

     Calgene believes that it has one of the world's leading research programs in the application of recombinant DNA technology to plants. Over the past ten years, some of the most significant advances in plant biotechnology have been reported by Calgene's science team, which at December 31, 1996, was comprised of 168 research and product development scientists and support personnel. The expertise of the Company's research scientists covers cell biology, molecular biology, biochemistry, plant physiology, plant pathology, plant breeding and microbiology. Calgene currently holds 47 issued U.S. utility patents and 20 foreign utility patents and has over 187 utility patent applications currently pending in the U.S. and abroad. See "Patents and Trade Secrets." Total research and development expenses for the six month period ended December 31, 1996, and for fiscal years ended June 30, 1996, 1995 and 1994, were approximately $8.4 million, $14.0 million, $15.4 million and $15.6 million, respectively. Research and development expenses incurred under contract with others for the six month period ended December 31, 1996, and for fiscal years ended June 30, 1996, 1995 and 1994, were $1.7 million, $4.2 million, $3.4 million and $2.7 million, respectively.

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

     Calgene is investigating a novel method of plant transformation, termed "plastid transformation." This method allows a high number of foreign gene copies to be introduced into plant cells resulting in a high level of foreign gene expression. Such high protein levels are desired for a diverse array of potential applications in transgenic plants, including the enhancement of agronomic traits. One advantage of this technology derives from the fact that plastid-borne genes are inherited exclusively from the maternal parent, and thus there is no pollen transmission. This eliminates any possibility of outcrossing of inserted genes, and thereby facilitates hybrid breeding strategies. Researchers at Calgene have used this technology to obtain foreign protein expression levels that constitute 40% of the total soluble protein in the leaves of transgenic plants. Although plastid transformation generally results in plants containing the foreign gene in every plant cell, Calgene scientists have developed a method to selectively express foreign plastid-borne genes. Such selective gene expression permits the use of this technology with a greater range of gene candidates. Opportunities in each of Calgene's core crops for the plastid transformation method have been identified. In August 1996, Calgene was granted two patents for plastid transformation in plants. The first patent provides a method for enhancing expression of a gene in a plastid by using a gene sequence preferred by the plant plastid. The second patent is co-owned by Calgene and Rutger's University which covers expression of Bt insecticidal protein in chloroplasts. In December 1996, Calgene was granted a third U.S. patent for the system for the expression of foreign genes introduced in plastids, and describes expression levels higher than those previously achieved.

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

     Plant Oils

     Calgene believes that it has a leading research program to modify plant oil composition. Calgene has allocated the largest percentage of its research and development expenditures to develop a portfolio of genetically modified canola oils. Calgene selected canola because of its efficient oil producing capability and its adaptability to a broad range of North American and European growing regions. Canola also has certain biological characteristics that make it a good candidate for genetic engineering. The primary focus of Calgene's oils reserach effort is the manipulation and control of plant oil biosynthesis through identification, isolation and use of the genes necessary for specific changes in plant oil composition. These genes can be used in a variety of oilseed crops. For certain products, soybean is currently being evaluated as an alternative to canola. It is anticipated that Calgene will leverage Monsanto's capabilities in these other crops. Calgene's oils research are working in three areas - modification of saturate levels, modification of fatty acid chain length and control of triglyceride structure. To cost effectively produce its modified oil products, Calgene uses plant breeding to convert the plant prototypes developed by the research group into agronomically competitive cultivars. The plant breeding strategy calls for the coordination of Calgene's own plant breeding program with leading plant breeding programs in target production geographies. Calgene's internal plant breeding program focuses on using research prototypes to produce breeding lines for use in final variety development. In this process, Calgene's plant breeders fine tune the chemical composition of the oil, stabilize the oil trait, and ensure that the breeding lines have no gross agronomic deficiencies. Calgene's breeding partners then use these breeding lines to develop agronomically competitive cultivars for the targeted geographies. Calgene also has royalty free access to Monsanto's agronomic technology for use in developing specialty oil varieties, and will utilize this technology on a broad basis in its product development programs.

     In 1990, Calgene cloned a gene for stearoyl-ACP desaturase, a key enzyme in the formation of plant oils used in both food and industrial applications. The Company has introduced the stearoyl-ACP desaturase gene into canola in an antisense orientation and increased the level of the saturated fat stearate in the oil by more than ten times. This was the first reported modification of vegetable oil by genetic engineering. Calgene is currently conducting field trials to evaluate genetically engineered canola plants with elevated levels of stearates. Trials have been conducted in Michigan, Georgia, South Carolina, Alabama and California, as well as in Canada and Scotland. Rapeseed oil with higher levels of stearates could be a potential substitute for hydrogenated oils in margarine, shortening and confectionery products.

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

     In June 1994, Calgene scientists announced the purification and cloning of the coconut gene lysophosphatidic acid acyl transferases ("LPAAT"). This enzyme is efficient at placing short chain saturated fatty acids into the middle position of triacylglycerol molecules during their biosynthesis. Most oilseeds including canola, soybean, sunflower and others cannot build triacylglycerol molecules with saturated fatty acids in the middle position. Calgene anticipates that use of the LPAAT gene could result in the development of oilseeds with levels of laurate, myristate, and medium chain fatty acids at levels as high as 75%. In October 1996 Calgene was granted a U.S. patent that covers medium chain LPAAT.

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

     Calgene has isolated and cloned a C8/C10 thioesterase gene responsible for producing MCFA. DNA constructs containing this thioesterase gene have been genetically engineered into canola plants, some of which have up to 28% MCFA in the oil. MCFA are components of high performance synthetic lubricants. Efforts are underway to further elevate the level of MCFA to commercial significance. In May 1996 Calgene was granted patents encompassing synthase genes which may be responsible for increasing the production of C8/C10.

     In May 1995, Calgene was granted a patent covering the seed specific promoter napin, which is a key element in many of the Company's genetically engineered plant oils products. Seed specific promoter technology is relevant to almost every genetically modified oil and meal product by allowing specific control of genes introduced into plant cells by genetic engineering. In the case of oil modification, seed specific promoters ensure that only plant storage oils are effected by transgenic oils genes, without otherwise affecting the plant. Because of the timing and strength of expression, the napin promoter is the most common promoter used in plant oils genetic engineering research. In July 1996 Calgene was granted a U.S. patent covering the seed specific promoter BCE4. The BCE4 gene was isolated to take advantage of its ability to express genes early in canola seed development.

     Cotton

     Under a research collaboration with Rhone-Poulenc, in 1986 Calgene scientists cloned the BXN gene which encodes an enzyme that degrades bromoxynil, a broadleaf herbicide produced and sold by Rhone Poulenc. For cotton farmers, broadleaf weed control is currently inefficient and costly because post-emergent broadleaf herbicides such as bromoxynil, which are effective at low application rates, are lethal to cotton, a broadleaf plant. Cotton farmers are therefore limited to using other herbicides at high application rates, often resulting in crop damage. Calgene proprietary cotton varieties engineered with the BXN gene show no adverse effects when bromoxynil is applied at up to ten times expected field rates. By using BXN cotton seed and bromoxynil, Calgene believes cotton farmers will reduce herbicide usage and crop damage and have more effective weed control. Rhone-Poulenc owns the BXN gene patent, which is licensed exclusively to Calgene for use in cotton. Stoneville, Calgene's cotton seed subsidiary, commercially introduced its first BXN cotton varieties to U.S. growers in April 1995.

     Calgene has transformed certain of its proprietary cotton varieties with a BXN gene linked to a gene from a strain of Bt. These plants produce a toxin that has demonstrated the ability to achieve significant levels of control of Heliothis, the principal cotton insect pests. Cotton plants containing both BXN and Bt were developed by Calgene in 1990 and first field tested in 1991. Patents covering Bt technology have been applied for by other companies, two of which have granted Calgene the right to obtain licenses to their technology.

     Calgene is also conducting a research program to genetically engineer cotton plants to produce fiber with improved or unique characteristics. Research targets include developing colored cotton fibers that require little or no dye while maintaining its quality spinning characteristics. Calgene scientists have demonstrated from initial test results that they have altered the color of cotton fiber. Further research is focusing on enhancing the shade of color. In July 1996, Calgene was granted a patent covering a gene construct for expression of the pigmentation gene, melanin, in cotton fiber.

Patents and Trade Secrets

     Calgene currently holds 47 issued U.S. utility patents and 20 foreign utility patents, three of which have been assigned to contract partners. Calgene has 187 utility patent applications currently pending in the U.S. and abroad and will continue to file patent applications in order to obtain proprietary protection of certain genes, gene constructs, uses of genes in specific applications and methods for genetic engineering of plants. There is no assurance that patents can be obtained in a timely fashion, or if issued, will afford Calgene any significant protections.

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

     Calgene's research efforts resulted in the issuance of a U.S. patent covering the PG gene which Calgene refers to as the FLAVR SAVR gene. In August 1991, Campbell licensed to Calgene the exclusive North American rights to produce and sell fresh market tomatoes containing the FLAVR SAVR gene. In February 1994, Calgene, Campbell and Zeneca A.V.P., another company using PG gene technology, entered into an agreement under which Calgene acquired exclusive worldwide rights to produce and sell fresh market tomatoes with the FLAVR SAVR gene. In November, 1986, Calgene licensed to Kirin Brewery Co., Ltd. exclusive commercial rights to the FLAVR SAVR gene in fresh market tomatoes for Japan, Korea and Taiwan.

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

     The tomato and berry markets in which Calgene competes are highly competitive. In addition to competition from other domestic growers many of whom have greater resources and are able to produce at lower costs than Calgene, there is increasing competition from foreign producers, particularly Mexican growers who are able to compete both on the basis of quality and price. The more arid climates in which the Mexican tomatoes are grown are conducive to vine ripening. By contrast, the wetter climates in which tomatoes are grown in the southeastern United States require that they be picked while still green and exposed to ethylene gas to promote ripening. Many retail consumers perceive vine ripened tomatoes to have better flavor than standard "gas green" tomatoes. Accordingly, vine ripened tomatoes produced in Mexico may be able to compete effectively against gas green tomatoes which are the predominant product of Gargiulo. Although Calgene produces vine ripened tomatoes in Mexico and Irvine, California, such tomatoes represented only approximately 20% of Gargiulo's total tomatoes produced during calendar 1996. In addition, Gargiulo believes that certain provisions in the North American Free Trade Agreement, coupled with the sharp devaluation of the Mexican peso, are primarily responsible for the below production-cost prices that Florida tomato growers received for their tomatoes during the 1995/1996 winter season in the United States. Although Gargiulo is not able to predict the financial effect which the surge of Mexican tomatoes into the U.S. will have on its revenues, it expects that the large supply, combined with the vine-ripening characteristics that some consumers find more attractive than gas green tomatoes, will continue to have a significant adverse impact on the revenues of Florida tomato growers, including Gargiulo. Furthermore, in the event the branded tomato strategy is successful, there can be no assurance that Calgene's competitors, many of whom have greater resources, will not be able to duplicate such strategy and produce branded tomatoes for sale at premium prices. In such event, the success of Calgene's branded tomato strategy may he adversely affected. See "Risk Factors --Potential Inability to Successfully Produce or Market the Branded Tomato."

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

     The USDA regulates the growing and transportation of most genetically engineered plants and plant products. In October 1992 following a request from Calgene, the USDA issued a determination that allows the growing and shipping of the initial varieties of the FLAVR SAVR tomato anywhere in the U.S. in the same manner as conventionally developed tomato. Laurate canola was de-regulated by the USDA in October 1994.

     In February 1994, the USDA deregulated Calgene's herbicide resistant (BXN) cotton, allowing the Company to grow and ship seed of these varieties in the same manner as conventionally developed cotton. The Company intends to commercialize cotton with both BXN and Bt in 1998. Three federal agencies have authority over this product in the U.S., the Environmental Protection Agency, the Department of Agriculture and the Food and Drug Administration. The Company expects to complete the review process with these agencies prior to the 1998 season.

     Certain Calgene products will require international approvals as such products are either imported from the U.S. or grown and produced in specific countries. Europe, through the European Union (EU), Japan and Australia are the three regions with defined regulatory processes for genetically engineered products. Calgene is working with the regulatory agencies in these countries in an effort to gain approval for its current genetically engineered products.

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

     In May 1994, the FDA announced its determination, based on its review of extensive data submitted by Calgene, that the FLAVR SAVR tomato has not been significantly altered with respect to safety or nutritive value when compared to conventional tomatoes. The FDA also issued a food additive regulation permitting the use of the kanr selectable marker gene, which encodes for the enzyme APH(3')11 in genetically engineered tomatoes, cotton and canola.

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

     The federal regulatory agencies most involved in the predominant business of Gargiulo--the production and marketing of fresh fruit and vegetables--are the USDA and the FDA. The USDA sets standards for raw produce and governs its inspection and certification. Under the Perishable Agricultural and Commodities Act ("PACA"), the USDA exercises broad control over the marketing of produce in domestic and foreign commerce, sets standards of fair conduct as to representations, sales, delivery, shipment and payment for goods and regulates the licensing of produce merchants and brokers. Gargiulo's growing operations are also subject to substantial oversight by the Environmental Protection Agency (the "EPA") in matters ranging from the use of fertilizers and pesticides to the condition of farmland and wetlands protection. Of particular concern in this regard is the current investigation by the EPA and other environmental regulators into the possible harmful effects on the ozone layer of methyl bromide, a chemical widely used by Gargiulo and other agricultural producers. The USDA also has specific authority, under the Federal Seed Act, to oversee the quality and labeling of commercial seed products, such as those developed by Gargiulo.

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

Human Resources

     At December 31, 1996 Calgene employed a total of 745 regular employees, of whom 168 were research and product development scientists and support personnel, 366 were production, farm and packing house employees, 44 were sales and marketing personnel and 167 were in administrative and general management positions. In addition Calgene employed approximately 1,809 seasonal workers. None of Calgene's work force is presently unionized, although there is no assurance that unions, especially for farm workers, may not unionize Calgene's workers in the future. Calgene believes its relations with its employees are good.

Executive Officers

     The executive officers of the Company are as follows:

     Name                Age                            Position                                   Since
     ----                ---                            --------                                   -----
Lloyd M. Kunimoto........43      Acting Chief Executive Officer.....................................1996
Richard J. Stonard.......42      Senior Vice President and Chief Technical Officer..................1995
Christian Leleu..........43      Senior Vice President and Chief Financial Officer..................1996
Andrew Baum..............40      Vice President and President of Oils Division......................1987
William Higgins..........57      Vice President of Human Resources..................................1994
Thomas Hughes............38      President, Stoneville Pedigreed Seed Co............................1992
Michael J. Motroni.......41      Vice President of Finance and Secretary............................1992
Jeffrey D. Gargiulo......45      Chief Executive Officer, Gargiulo, Inc.............................1996

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

     Mr. Higgins joined Calgene in January 1994 as Human Resources Director and was elected Vice President of Human Resources in May 1994. Prior to joining Calgene, Mr. Higgins served as Vice President of Human resources for Tenera, L.P. from January 1992 through December 1993. From April 1988 through December 1991 Mr. Higgins was President of Consultants in Managing Change. From February 1982 through March 1988 he served as Vice President of Human Resources for Genetech, Inc.

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

Risk Factors

     Management and Coordination of Operations. In March 1996, Calgene and Monsanto consummated a transaction under which Monsanto contributed Gargiulo, $30 million and certain oils and produce related technology in exchange for a 49.9% interest in Calgene. In November 1996, Monsanto purchased an additional 6,250,000 shares of Calgene common stock at a price of $8 per share. The transaction increased Monsanto's equity ownership interest to approximately 54.6%. The achievement of the anticipated benefits of the Monsanto Transaction will depend in part upon whether the businesses of Calgene and Gargiulo can be managed and coordinated in an efficient and effective manner, and there can be no assurance that this will occur. The difficulties of managing and coordinating the businesses of Calgene and Gargiulo may be increased by the geographic separation of the organizations and their decentralized managements.

     Significant Influence by Monsanto and Possible Conflicts of Interest. Monsanto owns 54.6% of the outstanding shares of Common Stock and has the right to designate five of the nine members of the Calgene Board under a Stockholders Agreement. Monsanto has the right to designate additional directors if and when its percentage ownership of Calgene Common Stock increases. In addition, certain actions may not be taken by Calgene without the approval of Monsanto. Also, Monsanto is obligated, subject to certain terms and conditions, to lend up to $40 million to Gargiulo, and up to $15 million annually for the two year period ended September 30, 1998, although not more than $15 million may be outstanding thereunder at any one time. As of December 31, 1996, $24.8 million of the $40 million credit facility was outstanding. The credit facility agreements each contain various covenants precluding Calgene and its subsidiaries from taking certain actions without the approval of Monsanto. Also, in the event of a default by Calgene under the Calgene credit facility agreements, Monsanto has certain rights to convert the outstanding principal and interest under such agreements into additional shares of Calgene Common Stock at the then market value of the Calgene Common Stock, and any such conversion could substantially dilute the ownership interests of other Calgene stockholders. It is possible that Monsanto's interest as a stockholder of Calgene may differ from its interest as a lender, and there can be no assurance that actions taken by Monsanto pursuant to the exercise of its various rights under the Stockholders Agreement, and the credit facility agreements will be in the best interests of all other stockholders of Calgene.

     Possible Need for Additional Financing. Calgene expects its current cash balances and the proceeds of the credit facility agreements and other bank lines of credit expected to be available to Calgene, will be sufficient to fund its operations for the foreseeable future. However, such expectation is based in part on the achievement of the operating plans of Calgene and there can be no assurance such operating plans will be achieved. Also, there can be no assurance that all of Calgene's expected sources of funds will be available. On February 28, 1997, the Company replaced a $13 million line of credit with Harris Bank with a $20 million line of credit with Bank of America ("B of A"). The B of A facility expires on December 1, 1999. Credit increases to $30 million after December 31, 1997 and to $40 million after December 31, 1998, are available. While Monsanto has agreed to make a $40 million loan available to Gargiulo, further advances under such loan are subject to the achievement of certain milestones, and are to be used solely to fund the branded tomato strategy and are repayable out of specified portions of the cumulative free cash flow of Gargiulo. While Monsanto has agreed to advance up to $15 million annually to Calgene until September 30, 1998, not more than $15 million may be outstanding thereunder at any one time. Except as described above, Monsanto has no obligation to loan or otherwise contribute additional cash to Calgene. For all the foregoing reasons, there can be no assurance that Calgene will be able to obtain any future required financing on favorable terms, if at all.

     History of Losses; Uncertainty of Future Financial Results. Calgene has incurred aggregate net losses of approximately $338 million from inception in 1981 through December 31, 1996, including research and development expenses in excess of $208 million. The net loss for Calgene in the six month period ended December 31, 1996 was $63.9 million, including asset write-downs and reserves totaling $32.6 million pursuant to a plan approved by Calgene's Board of Directors to significantly reduce Gargiulo's produce acreage in Southwest Florida. The reduction in acreage is in response to increased competitive pressure from Mexico produce. Calgene expects to incur a net loss in the fiscal year ended December 31, 1997. There is no assurance that some or all of the factors which caused these historical losses will not be present in future periods or that Calgene will be able to overcome these or other problems and achieve profitability in the highly unpredictable and volatile fresh produce business.

     Potential Inability to Successfully Produce or Market the Branded Tomato. Calgene intends to market a premium quality branded tomato under the Gargiulo brand name, as part of its branded tomato strategy. A branded tomato program requires the production of a tomato which consistently and uniformly combine the characteristics and attributes retail consumers generally look for in the tomatoes they purchase, such as pleasing flavor, tempting color, and good size, shape and firmness. Calgene believes that such tomatoes, if successfully produced and marketed, would gain brand recognition and that a sufficient number of retail consumers would be willing to pay a premium price for such tomatoes. However, to date, no grower or shipper has successfully produced and supplied a branded tomato on a nationwide basis. While Calgene believes the development of a successful branded tomato program is achievable, it recognizes that such development will take a significant amount of time, effort and capital. Even if Calgene is able to produce tomatoes suitable for a branded program, there can be no assurance that retail consumers will be willing to consistently pay premium prices for such tomatoes. Because Gargiulo has been principally engaged in the commodity tomato business, and has little experience in the fresh tomato business, Calgene will have little or no marketing experience of the type required for a branded tomato program. There can be no assurance that Calgene' s marketing efforts will be successful.

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

     Crop Disease and Pestilence. Crop disease and pestilence can be unpredictable and can have a devastating effect on crops, rendering them unsalable and resulting in the loss of all or a major portion of the crop for that harvest season. Even when only a portion of the crop is damaged, the profits a grower could have made on the crop will be severely disrupted because the costs to plant and cultivate the entire crop will have been incurred although only a portion of it can be sold. While some crop diseases and pestilence are preventable or treatable. the costs of prevention or treatment may be high. Calgene is attempting to develop insect and disease resistant strains of tomatoes, other produce and cotton. However, there can be no assurance that these efforts will be successful.

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

     Seed Sales. Seed sales can be affected by U.S. government agricultural policy. There is no assurance that current or future U.S. government agricultural policies will not have a material adverse effect on Calgene's financial results.

     Technological Change. The application of recombinant DNA and related technologies to plants is complex and subject to rapid change. A number of companies are engaged in research related to plant biotechnology including companies that rely on the use of recombinant DNA as a principal scientific strategy and companies that rely on other technologies. Technological advances by others could render Calgene products less competitive. Many of these companies, as well as competitors that supply non-genetically engineered products have substantially greater resources than Calgene. Other companies are developing and seeking to commercialize premium quality, fresh market tomatoes developed with recombinant DNA or other technologies. One of Calgene's competitors. a biotechnology company, has developed a vine-ripened tomato using one such other technology, somoclonal variation, which it is currently selling.

     Product Development Uncertainties. Although Calgene has completed the genetic engineering of BXN cotton, BXN cotton with Bt, and laurate canola, Calgene's other genetically engineered products are at various stages of development. There are difficult scientific objectives to he achieved in certain product development programs before the technological feasibility of such products can be demonstrated. Even the more advanced programs could encounter technological problems that could significantly delay or prevent product development or product introduction.

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

     The European Patent Office (the "EPO") has granted a patent to Enzo with respect to claims which are intended to cover the use of antisense in all cells, including plant cells. The EPO has also granted a patent to Agracetus, Inc., a plant biotechnology company ("Agracetus"), with claims which are intended to cover the use of antisense technology in all plants. A preliminary decision from the EPO indicates that Calgene's opposition to Enzo's patent should be rejected. Calgene has filed supplemental arguments with the EPO responding to the EPO's reasoning and providing additional grounds for invalidation based upon evidence which surfaced during the course of the U.S. litigation. If these proceedings are not successful in limiting the scope of the claims of the Enzo patent and if Calgene is unable to obtain a license to use such antisense technology, Calgene could be prevented from expanding some of Calgene's genetically engineered products, including tomatoes engineered with the FLAVR SAVR gene, into Europe. There is no assurance that a license could be obtained on commercially reasonable terms, if at all. In May 1996, Monsanto Company purchased the plant biotechnology assets of Agracetus along with related intellectual property.

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

     The United States Department of Agriculture (the "USDA") prohibits genetically engineered plants from being grown and transported except pursuant to a deregulation, or under controls so burdensome as to render commercialization impracticable. The only Calgene plants currently exempted by the USDA are Calgene's initial tomato varieties engineered with the FLAVR SAVR gene, the BXN cotton varieties and laurate canola. No assurance can be given that additional Calgene products will be exempted by the USDA.

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

     At Stoneville, Mississippi, the Company owns approximately 182,000 square feet of production and warehouse space, including a 16,000 square foot seed delinting production facility. In addition, the Company also owns approximately 47,450 square feet of administrative and research and development facilities, and 123 acres of research land. The Company's Arizona operations are located on 15 acres of leased land which, including options to extend, expire in the year 2018. The Company owns 107,000 square feet of production and warehouse space on this leased land. The Company's Stoneville and Arizona facilities have the capacity to process up to 20,000 tons of bulk cotton seed.

     At its Calgene Chemical facility in Illinois, the Company leases office, production, laboratory and warehouse space located on approximately 4.5 acres. Including options to extend, the lease expires in 2017.

     Gargiulo's principal properties presently consist of its executive offices and sales offices and related tomato packing facility located in Naples, Florida; a research facility in Bonita Springs, Florida; a transplant nursery in Immokalee, Florida; tomato packing facilities in Quincy, Florida; Santa Isabela, Puerto Rico; and Firebaugh, California; a sales office in Nogales, Arizona; and various owned and leased farmland. Gargiulo owns or leases farmland in and around Naples and Quincy, Florida; Watsonville, Oxnard, Santa Maria, Irvine, and Firebaugh, California; Santa Isabela, Puerto Rico. The majority of Gargiulo's land is leased.

     The Company's facilities are suitable for their respective uses and are, in general, adequate for its needs, at least through 1997. The research and development, executive and administrative offices at the Davis facility will accommodate planned growth beyond 1997.


ITEM 3.  LEGAL PROCEEDINGS

     On or about January 29, 1997, Hanna Obstfeld filed suit in Delaware Chancery Court against the Company and certain of its directors alleging unfairness in connection with the proposed acquisition by Monsanto Company of those shares of the Company's common stock which Monsanto does not own. After Ms. Obstfeld brought her suit, other essentially identical actions followed, none of which have as yet been served upon the Company. It is anticipated that the complaints will shortly be consolidated and the Company has no obligation to answer, move or otherwise plead until such time as a consolidated complaint has been filed and served. No discovery has occurred to date in this action. The Company believes it has meritorious defenses to the allegations set forth in the pending complaints.

     On February 11, 1997, three named Plaintiffs filed a Class Action Complaint against Gargiulo, Inc. in the United States District Court for the Northern District of California, San Jose Division. The Complaint arose from the employment relationship between the named and unnamed Plaintiffs and Gargiulo, Inc. The Plaintiffs allege certain violations of the Migrant and Seasonal Agricultural Worker Protection Act ("MSPA"), California's IWC Wage Order, the California Labor Code and the California Business and Professions Code; and Breach of Contract. The Plaintiffs seek damages including all unpaid wages, statutory damages under the California Labor Code; a declaration that Gargiulo violated MSPA, monetary damages pursuant to MSPA; and for an order enjoining Gargiulo, Inc. from violations of MSPA. Gargiulo's insurance carriers were contacted regarding this lawsuit. As of March 27, 1997, Gargiulo has answered the Class Action Complaint, and is initiating discovery regarding class certificaiton. Gargiulo, Inc. is also waiting for the response from its insurance carrier. While the results of the Class Action Complaint cannot be predicted, the Company believes that the ultimate outcome will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     Nevertheless, if on reconsideration or as a result of an appeal a court were to determine that one or more of the Enzo Patents validly covers plant cells and that such patents are infringed by Calgene's sales of products incorporating such antisense technology, Calgene could be held liable for significant damages and could be precluded from producing and selling the FLAVR SAVR tomato, as well as other products currently under development. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms, if at all. If the court were to determine that the Calgene Antisense Patent is invalid or unenforceable, Calgene would be deprived of the competitive and licensing advantages afforded by its patent. Moreover, the Company would have to expense the capitalized legal fees related to the defense of the Calgene's Antisense Patent, which amounted to approximately $5.7 million at December 31, 1996.

     On October 18, 1995, two groups of Plaintiffs filed separate complaints against various Defendants including Gargiulo & Associates in the United StatesDistrict Court for the Eastern District of California. Both complaints arose from the same set of facts and allege the same three theories of recovery. These actions were consolidated. The cases involve personal injury claims relating to vehicle accident in which numerous migrant labor workers being transported to the farm of Gargiulo & Dresick Associates (which was being farmed under contract by Dresick Farms, Inc.) were killed or injured. The two cases, Albertano Alberto Jimenez; et al. v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vegas; Robles Rios; Jesus Loza and Samuel Santiago Vasquez, and Jose Vasquez; et al. v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vegas; Robles Rios; Jesus Loza and Samuel Santiago Vasquez, were both filed on October 18, 1995. The plaintiffs sought general damages, including compensation for pain and suffering; special damages, including past, present and future medical expenses; compensation for the loss of past and future income; and punitive damages in an unspecified amount. Gargiulo's insurance carriers have been contacted regarding these lawsuits. As of March 12, 1997, Gargiulo was granted its Motion for Summary Judgment as to all of the claims against it. This matter is now subject to appeal which must be filed by no later than 30 days from entry of judgment which will not occur for a few weeks.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on November 12, 1996. The following table shows voting information for each item voted upon:

Nominees for Election as Directors

                                              For               Withheld
                                              ---               --------
         Patrick J. Fortune                56,946,111          1,435,104
         Robert T. Fraley                  56,936,666          1,444,549
         Michael R. Hogan                  56,947,316          1,433,899
         Lloyd M. Kunimoto                 56,974,189          1,407,026
         Howard D. Palefsky                56,929,176          1,452,039
         John E. Robson                    56,978,916          1,402,299
         Roger H. Salquist                 56,800,715          1,580,500
         Allen J. Vangelos                 56,979,186          1,402,029
         Hendrick A. Verfaillie            56,962,636          1,422,216

     With respect to the approval of the Stock Purchase Agreement dated as of September 27, 1996 ("Stock Purchase Agreement") between Calgene and Monsanto Company, a Delaware Company ("Monsanto"), pursuant to which (i) Calgene would issue 6,250,000 shares of Common Stock to Monsanto for $8.00 per share for an aggregate purchase price of $50 million, thereby increasing Monsanto's ownership interest in shares of Calgene Common Stock from 49.9% to approximately 54.6% (without giving effect to the exercise of outstanding options), (ii) Monsanto and Calgene would enter into a Restated Stockholders Agreement ("Restated Stockholders Agreement") amending and restating the Stockholders Agreement dated March 31, 1996 ("Stockholders Agreement") and (iii) the Company's Restated Certificate of Incorporation would be amended to reflect the amendments to the Stockholders Agreement contemplated by the Restated Stockholders Agreement, the vote was: For, 44,639,801; Against; 1,283,791; Abstain, 410,793; Broker
Non-Vote, 12,049,830.

     With respect to the approval of an increase in the authorized number of shares of Common Stock from 80,000,000 to 100,000,000, the vote was: For, 54,814,037; Against, 2,323,281; Abstain, 222,158; Broker Non-Vote, 1,021,739.

     To confirm the appointment of Ernst & Young LLP as the Company's independent auditors, the vote was: For, 57,989,243; Against, 237,423; Abstain, 154,549.

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

     Calgene's Common Stock is traded over-the-counter on the NASDAQ National Market under the symbol CGNE. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by NASDAQ.

                                                          High             Low
                                                          ----             ---
Fiscal 1996
     Quarter ended September 30, 1995 ....................8.125           6.625
     Quarter ended December 31, 1995......................7.250           4.250
     Quarter ended March 31, 1996.........................7.375           4.500
     Quarter ending June 30, 1996.........................6.875           5.375

Six Months Ended December 31, 1996
     Quarter ended September 30, 1996 ....................6.875           4.250
     Quarter ended December 31, 1996......................6.000           4.375

     As of March 10, 1997, there were approximately 2,989 holders of record of the Calgene Common Stock. Calgene believes that the number of beneficial owners of Calgene Common Stock is in excess of 31,000.

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

Recent Sales of Unregistered Securities

     On November 12, 1996, Calgene issued to the Monsanto Company an aggregate of 6,250,000 shares of Calgene's Common Stock at a price of $8 per share. The shares were issued in reliance upon the exemption from registration set forth in
Section 4(2) under the Securities Act of 1933, as amended.

ITEM 6.       SELECTED FINANCIAL DATA

                                                                       SELECTED FINANCIAL DATA
                                                               (In thousands, except per share amounts)

                                              Six Months Ended(4)                        Fiscal Year Ended June 30
                                            ----------------------    -------------------------------------------------------------
                                           December 31,  December 31,
                                              1996         1995         1996         1995         1994         1993         1992
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Consolidated statement of
operations data (1):

Revenues:
     Product sales                          $  69,780    $  19,940    $  95,723    $  48,972    $  35,408    $  24,675    $  18,211
     Product development                          729          850        9,272        6,459        3,025        2,562        3,666
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
          Total revenues                    $  70,509    $  20,790    $ 104,995    $  55,431    $  38,433    $  27,237    $  21,877

Loss from continuing operations             $ (63,934)   $ (16,104)   $ (97,014)   $ (30,602)   $ (42,801)   $ (25,223)   $ (18,616)

Net loss                                    $ (63,934)   $ (16,104)   $ (97,014)   $ (30,602)   $ (42,801)   $ (25,623)   $ (19,916)

Net loss per share (2):
     Loss from continuing operations        $   (1.03)   $    (.53)   $   (2.56)   $   (1.04)   $   (1.71)   $   (1.11)   $   (1.34)
     Net loss                               $   (1.03)   $    (.53)   $   (2.56)   $   (1.04)   $   (1.71)   $   (1.13)   $   (1.42)

Consolidated balance sheet
data:

     Total assets                           $ 173,880    $  78,960    $ 233,302    $  89,231    $  78,312    $  88,401    $  85,223
     Long-term obligations                  $  54,727    $  23,853    $  57,912    $  15,421    $   5,704    $   3,694    $   4,378
     Preferred stock (3)                    $     --     $      --    $      --    $      --    $      --    $      --    $  29,506
     Common stock and additional
         paid-in capital                    $ 417,648    $ 223,329    $ 367,554    $ 223,191    $ 190,961    $ 169,506    $ 111,119



(1) As described elsewhere herein,  acquisitions during 1993 and 1996 affect the comparability  of the selected  financial  data.
(2) Applicable  to holders of common stock.
(3) Includes  additional  paid-in-capital  allocable to Preferred Stock.  Substantially  all the Preferred  Stock was converted to
    Common Stock in July 1992.
(4) Effective January 1, 1997, the Company changed its fiscal year end from June 30 to December 31.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

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

     Effective January 1, 1997, Calgene changed its fiscal year from June 30 to December 31. Accordingly, the financial presentation in this report for 1996 is for the six month period from July 1, 1996, to December 31, 1996. Prior fiscal year's operations are as previously reported and cover twelve month periods ended June 30, 1996, 1995 and 1994.

     Revenues

     Calgene's product sales in the six month period ended December 31, 1996 increased 250% to $69.8 million from $19.9 million in the comparable period of the prior year. The increase is due to the inclusion of Gargiulo's operations which resulted in higher fresh market produce sales of $50.4 million. Product sales in fiscal 1996 increased 95.5% to $95.7 million from $49.0 million in fiscal 1995. The increase resulted from the inclusion of Gargiulo's product sales of $48.3 million in the fourth quarter of fiscal 1996. Product sales in fiscal 1995 increased 38.3% to $49.0 million from $35.4 million in fiscal 1994. The increase reflects $6.8 million higher tomato sales, $4.2 million higher cotton seed sales, and $2.3 million higher specialty oleochemical sales.

     Product development revenues in the six month period ended December 31, 1996 decreased by 14.2% to $729,000 from $850,000 in the corresponding period of the prior year due to the conclusion of several research contracts and a $125,000 benchmark milestone payment which was recognized in the prior year. This decrease was partly offset by the addition of several new research contracts. Product development revenues in fiscal 1996 increased by 43.6% to $9.3 million from $6.5 million in the prior fiscal year. The increase was due to a $3.3 million increase in technology license sales reflecting the net impact of non-recurring sales of $7.0 million and $3.8 million in fiscal 1996 and 1995, respectively. Product development revenues in fiscal 1995 increased by 113.5% to $6.5 million from $3.0 million in the prior fiscal year. The increase was primarily due to a $3.4 million increase in technology license sales.

     Gross Profit

     Calgene's gross profit on net product sales was negative $2.3 million in the six month period ended December 31, 1996 as compared to a negative gross profit of $2.2 million in the comparable period of the prior year primarily due to the Company's produce operations. Tomato production yields were reduced due to adverse weather conditions in several growing regions, and gross profit on strawberry production was negatively impacted by exceptionally low prices experienced by the industry. Calgene's gross profit on net product sales was $5.3 million in fiscal 1996 as compared to a negative gross profit of $4.7 million in fiscal 1995. The $10.0 million improvement is attributable to a $10.4 million reduction of negative gross profit at Calgene Fresh, and the inclusion of Gargiulo fourth quarter gross profit of $2.1 million. This improvement was partly offset by a $2.1 million decrease in gross profit from cotton operations primarily due to surplus inventory write downs and higher product costs. Gross profit in fiscal 1995 was negative $4.7 million as compared to a negative gross profit of $8.6 million in fiscal 1994. The negative gross profit is attributable to the Company's fresh market tomato operations. The positive gross profit variance of $3.9 million in fiscal 1995 is largely due to a gross profit increase of $2.3 million in cotton operations primarily reflecting increased domestic seed sales. In addition, tomato sales incurred a negative gross profit of $14.9 million in fiscal 1995, compared with a negative gross profit of $16.4 million in fiscal 1994.

     Research and Development Expenses

     Research and development expenses increased by $1.9 million or 29.2% in the six month period ended December 31, 1996 as compared to the corresponding period of the prior year. The increase was primarily due to the inclusion of $1.3 million of Gargiulo variety development expenses, and higher costs incurred for expanded research programs in the areas of produce and modified canola oils. Research and development expenses decreased by $1.4 million or 8.8% to $14.0 million in fiscal 1996 as compared to fiscal 1995. The decrease primarily reflects the full year impact of the Company's third quarter fiscal 1995 implementation of a program to reduce ongoing research expenses. This program included staff reductions of approximately 10% of the Company's 320 regular full time employees, and reflected a shift in resources from research into product development to focus on commercialization of the Company's genetically engineered products. In addition, the decrease reflects lower expenses for licensing activities. The lower research and development expense was partly offset from the inclusion of Gargiulo research and development expenses in the fourth quarter. Research and development expenses decreased $195,000 in fiscal 1995 to $15.4 million as compared to $15.6 million in fiscal 1994 primarily due to lower distribution testing, consulting and product development expenses in the Company's tomato operations. These decreases were partly offset by higher expenses for licensing activities and higher product development expenses for genetically modified canola oils.

     Selling, General and Administrative Expenses

     Calgene's selling, general and administrative expenses increased by $12.2 million or 162% to $19.7 million in the six month period ended December 31, 1996 as compared to the corresponding period of the prior year. The increase reflects $9.6 million in higher expenses for the Company's fresh market produce operations attributable to the inclusion of Gargiulo. The increase also reflects a corporate severance expense of $905,000, higher cotton selling expenses, higher marketing and application development expenses for genetically engineered plant oils, and higher general corporate expenses. Selling, general and administration expenses increased by $5.6 million or 35.0% to $21.7 million in fiscal 1996 as compared to fiscal 1995. The increase reflects $5.3 million in higher expenses for the Company's fresh market produce operations attributable to the inclusion of Gargiulo expenses in the fourth quarter. Selling, general and administration expenses decreased by $5.2 million or 24.4% to $16.1 million in fiscal 1995 as compared to fiscal 1994. The decrease primarily reflects lower sales and marketing expenses and lower payroll and consulting expenses in the Company's tomato operations. In addition, fiscal 1994 reflects a $1.0 million scale-back charge attributable to the reduction of non-genetically engineered tomato marketing operations. The fiscal 1995 decrease was partly offset by higher general corporate expenses which include a $483,000 write-off of costs associated with Calgene's decision to conclude discussions with a potential strategic partner.

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

     Write-off of Assets and Restructure Expenses

     Pursuant to a plan approved by Calgene's Board of Directors in the quarter ended December 31, 1996, Gargiulo intends to significantly reduce its produce acreage in Southwest Florida. The reduction in acreage is in response to increased competitive pressure from Mexico produce and is expected to be accomplished over the next two to three years. As a consequence, during the quarter ended December 31, 1996, the Company recorded a charge of approximately $32.6 million for the write-off of assets, and other reserves. The write-offs include $9.4 million for the write-down of tomato germplasm, an $8.3 million asset impairment charge due to further consolidation of the Company's tomato packing facilities, and a $10.4 million charge related to the excess purchase price of net assets acquired allocated to the asset write-downs. The Company is actively seeking buyers for the packing facilities. In addition, a reserve of $4.5 million relating to other restructuring costs was recorded.

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

     Interest Expense

     Interest expense, which reflects the Company's borrowings on its bank line of credit, Monsanto credit facilities, and long-term debt obligations, increased by $2.5 million to $3.8 million in the six month period ended December 31, 1996 as compared to $1.3 million in the corresponding period of the prior year. The increase was due to interest of $3.2 million attributable to Gargiulo's debt obligations. This increase was partly offset by a lower borrowings on the Company's credit facility with Monsanto, and lower borrowings on its bank line of credit. Interest expense increased $2.5 million to $3.4 million in fiscal 1996 as compared to $924,000 in fiscal 1995. The increase was primarily due to interest expense of $1.7 million attributable to Gargiulo's debt obligations. In addition, the increase includes higher interest expense incurred due to a $23 million loan made by Monsanto in the form of a subordinated convertible note. The note was converted into equity on March 31, 1996 pursuant to the terms of the Reorganization Agreement (see Note 4 to the consolidated financial statements). Interest expense increased $195,000 to $924,000 in fiscal 1995 as compared to $729,000 in the prior fiscal year. The increase was primarily due to higher interest rates and higher borrowings on the Company's bank line of credit used to finance inventories and receivables.

     Other Income (Expense), Net

     Other income in the six month period ended December 31, 1996 increased $1.6 million to $2.2 million as compared to $541,000 in the corresponding period of the prior year. The increase is primarily due to a $1.5 million gain resulting from the Company's sale of assets. This gain included $1.2 million realized from the sale of a leased asset with a net book value of $2.9 million for a gross sales price of $4.1 million. Commensurate with the sale, the Company paid off a capitalized lease obligation of $3.1 million. Other income in fiscal 1996 was $2.3 million as compared to $1.1 million in fiscal 1995. The increase reflects a $595,000 increase in the minority partner's interest share of the higher net losses from a potato joint venture as a consequence of management's decision to cease its operation and sell remaining assets. In addition, the increase reflects a $238,000 gain realized from an insured casualty loss. In fiscal 1995 other income increased $747,000 as compared to the prior fiscal year. The increase was primarily due to a $370,000 reduction in the net loss of an affiliate, and $352,000 in higher interest income.

     Pre-Tax Losses from Operations

     During the six month period ended December 31, 1996, Calgene incurred a pre-tax loss of $63.9 million as compared to a pre-tax loss of $16.1 million in the corresponding period of the prior year. The increased six month pre-tax loss of $47.8 million reflects non-cash asset write-downs and other restructuring expenses totaling $32.6 million at Gargiulo. In addition, the higher pre-tax loss reflects higher selling, general and administrative expenses, higher interest expense, and higher research expenses, primarily due to the inclusion of Gargiulo. These factors were partly offset by an increase in other income due primarily to a gain realized on sale of assets. In fiscal 1996, Calgene incurred a pre-tax loss of $97.0 million as compared to a pre-tax loss of $30.6 million in the prior fiscal year. The increased fiscal 1996 pre-tax loss of $66.4 million reflects non-recurring charges associated with closing the Reorganization Agreement including $59.2 million for the purchase of in-process research and development, and $15.6 million for the write-off of assets. In addition, the higher loss reflects higher selling, general, and administrative expenses and higher interest expense due the to inclusion of Gargiulo operations. These factors were partly offset by a gross profit improvement from net product sales, higher product development revenues, an increase in other income, and lower research and development expenses. In fiscal 1995, Calgene incurred a pre-tax loss of $30.6 million as compared to a pre-tax loss of $42.7 million in the prior fiscal year. The decreased fiscal 1995 pre-tax loss is primarily attributable to lower selling, general and administration expenses at Calgene Fresh and higher product development revenues. In addition, the decreased pre-tax losses reflect increases in gross profits on net product sales from cotton seed and oleochemical sales, and a reduction in gross losses on net product sales at Calgene Fresh. These factors were partly offset by higher selling, general and administrative expenses for general corporate purposes, and the loss on disposition of obsolete assets.

     Provision for Income Taxes

     For federal income tax return purposes, as of December 31, 1996 the Company has a net operating loss carryover of approximately $234 million which expires between 1997 and 2012, and a general business tax credit carryover of approximately $4 million which expires between 1997 and 2012. In addition, as of December 31, 1996 the Company has a net operating loss carryover of approximately $143 million for state income tax purposes which expires between 1997 and 2012. Approximately $20 million and $3 million of the federal and state net operating loss carryovers, respectively, and $700,000 of the general business tax credit carryover, are available only to offset the separate federal and state taxable income, if any, of Calgene Fresh. For financial reporting purposes, a valuation allowance of approximately $118.4 million has been recognized at December 31, 1996 to offset the deferred tax assets related to all of the aforementioned carryforwards.

     Because of the "change in ownership" provisions of the Tax Reform Act of 1986, a portion of the Company's federal net operating loss and tax credit carryovers will be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company expects that the annual limitation will not have a material adverse effect on the Company's ability to utilize the net operating loss and credit carryovers prior to the expiration of the carryover periods.

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

Liquidity and Capital Resources

     At December 31, 1996 Calgene had cash and equivalents and short term available-for-sale securities of approximately $3.3 million, excluding $878,000 in securities pledged as collateral for certain obligations. This was a decrease of $25.3 million from June 30, 1996. Uses of cash in the six month period ended December 31, 1996 include financing the Company's net loss (excluding non-cash expenses of $28.0 for the write-off of assets and $6.4 million in depreciation and amortization expense); payments of $26.6 million on long-term debt; a $12.9 million decrease in operating liabilities; a $7.4 million net decrease in notes payable; the acquisition of $3.8 million in property, plant and equipment; and a $3.2 million increase in operating assets. Sources of cash include the Company's November 1996 offering of common stock to Monsanto which contributed $50 million in net proceeds and $7.1 million received in proceeds for the sale of assets. The Company's investment policy is to invest excess cash in high quality, liquid, short-term fixed income securities.

     Inventories at December 31, 1996 increased by $13.4 million as compared to June 30, 1996 primarily due to seasonal buildup of bulk cottonseed and higher tomato growing costs. Accounts receivable decreased by $9.4 million due to the seasonality of sales at Gargiulo, and a $1.1 million reduction in receivables for research contracts and corporate reimbursements.

     Current liabilities decreased $42.4 million in the six month period ended December 31, 1996 as compared to June 30, 1996 largely due to a $17.7 million decrease in current portion of long term debt; a $7.4 million decrease in notes payable; a $6.2 million decrease in trade accounts payable; a $4.7 million decrease in amounts due customers; a $3.4 million decrease in other current liabilities; and a $3.2 million decrease in accrued restructure expenses. The decreases in current portion of long-term debt and notes payable reflect the repayment by Gargiulo of a line of credit and four mortgage loans due NationsBank which totaled $23.1 million at June 30, 1996. The decrease of $4.7 million in amounts due customers reflects seasonal cotton seed returns consistent with industry practice.

     Net working capital increased $20.3 million from a negative $959,000 at June 30, 1996 to a positive $19.3 million at December 31, 1996 primarily due to a $42.4 million decrease in current liabilities and a $13.4 million increase in inventories. This increase was partly offset by a $25.3 million decrease in cash and equivalents and available for sale securities, and a $9.4 million decrease in accounts receivable.

     In the normal course of business, the Company enters into various grower contracts with third party growers. Pursuant to these contracts, the Company contracts with growers to purchase their crop, subject to certain quality standards, at the end of the growing cycle which is generally less than one year. The amount of outstanding grower contract commitments was approximately $4.4 million at December 31, 1996.

     The Company has capitalized the legal fees incurred in its lawsuit with Enzo Biochem, Inc. related to Calgene's defense of its antisense patent. On February 2, 1996, the court ruled on behalf of the Company and held that Calgene's patent was valid. If the defense of Calgene's patent is unsuccessful as a result of potential appeals, the Company would have to expense all of these unamortized legal costs. At December 31, 1996, the amount of these unamortized costs was $5.7 million.

     On November 12, 1996, Calgene and Monsanto Company consummated a transaction whereby Monsanto purchased 6,250,000 shares of Calgene Common Stock at a price of $50 million or $8 per share. The transaction increased Monsanto's equity ownership interest in Calgene to approximately 54.6% and gave Monsanto the right to designate five of the nine members of the Board.

     Monsanto is obligated, subject to certain terms and conditions, to lend up to $40 million to Gargiulo ("Gargiulo Credit Facility"), and up to $15 million annually to Calgene until September 30, 1998 ("Calgene Credit Facility"), although not more than $15 million may be outstanding thereunder at any one time. As of December 31, 1996, $24.8 million of the Gargiulo Credit Facility was outstanding. In addition, $1.9 million in interest payable under this credit facility has been accrued. The credit facility agreements each contain various covenants precluding Calgene and its subsidiaries from taking certain actions without the approval of Monsanto. Also, in the event of a default by Calgene under the Garguilo Credit Facility and the Calgene Credit Facility, Monsanto has certain rights to convert the outstanding principal and interest under such agreements into additional shares of Calgene Common Stock at the then market value of the Calgene Common Stock, and any such conversion could substantially dilute the ownership interests of other Calgene stockholders.

     During the six month period ended December 31, 1996, and the fiscal year ended June 30, 1996, Calgene had a $13 million line of credit with Harris Bank (the "Harris Credit Facility") which expired on February 28, 1997. Borrowings under the line of credit bore interest at the greater of one half percent over the bank's prime rate or two and one half percent over the federal funds rate. On December 31, 1996 the bank's prime rate was 8.25% and the federal funds rate was 6.26% The effective annual interest rates for the line of credit were 8.62% and 8.90% for the six month period ended December 31, 1996 and the fiscal year ended 1996, respectively. As of December 31, 1996, $6.5 million of indebtedness was outstanding of the bank line of credit. Subsequent to December 31, 1996, the Company replaced this line of credit with a $20 million working capital line of credit with Bank of America ("B of A"). The B of A facility expires on December 1, 1999. Available credit increases to $30 million after December 31, 1997 and to $40 million after December 31, 1998.

     A $3.5 million line of credit with a bank is used to finance working capital requirements at Gargiulo's Puerto Rico operations. Borrowings under the line bear interest at prime. The credit line expires on September 30, 1997. On December 31, 1996, the bank's prime rate was 8.25%. As of December 31, 1996, there was $2.5 million outstanding on the line of credit.

     While Monsanto has agreed to make a $40 million loan available to Gargiulo, further advances under such loan are subject to the achievement of certain milestones, and are to be used solely to fund the branded tomato strategy and are repayable out of specified portions of the cumulative free cash flow of Gargiulo. While Monsanto has agreed to advance up to $15 million annually to Calgene until September 30, 1998, not more than $15 million may be outstanding thereunder at any one time. Except as described above, Monsanto has no obligation to loan or otherwise contribute additional cash to Calgene.

     Calgene believes its current cash balances together with the proceeds of the credit facility agreements and other bank lines of credit expected to be available to Calgene, will be sufficient to fund its operations for at least the next twelve months. However, such expectation is based in part on the achievement of the operating plans of Calgene and there can be no assurance such operating plans will be achieved. Also, there can be no assurance that all of Calgene's expected sources of funds will be available. Accordingly, there can be no assurance that Calgene will not be required to obtain additional sources of financing or that any future required financing will be available on favorable terms, if at all.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Index to Consolidated Financial Statements
                             and Supplementary Data
                                                                          Page

Report of Independent Auditors.............................................33

Consolidated Balance Sheets - December 31, 1996 and
June 30, 1996 and 1995.....................................................34

Consolidated Statements of Operations -  Six months
ended December 31, 1996 and years ended June 30, 1996,
1995 and 1994..............................................................36

Consolidated Statements of Shareholders' Equity -
Six months ended December 31, 1996 and years ended
June 30, 1996, 1995 and 1994...............................................37

Consolidated Statements of Cash Flows - Six months
ended December 31, 1996 and years ended June 30, 1996,
1995 and 1994..............................................................38

Notes to Consolidated Financial Statements.................................39

Supplementary Data (Unaudited).............................................60

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Calgene, Inc.

We have audited the accompanying consolidated balance sheets of Calgene, Inc. as of December 31, 1996, June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the six months ended December 31, 1996, and each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calgene, Inc. at December 31, 1996, June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for the six months ended December 31, 1996, and each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to be the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Sacramento, California
February 24, 1997

                                 CALGENE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                              ASSETS                              December 31,         June 30,            June 30,
                              ------                                  1996               1996                1995
                                                                  -----------         -----------        -----------

     Current assets:
          Cash and equivalents                                    $     1,908         $    17,674        $    11,753
          Available-for-sale securities                                 1,382              10,919             10,283
          Accounts  receivable,  primarily  trade,
            net of allowance for doubtful accounts
            of $707, $487 and $346 at December 31, 1996
            and June 30, 1996 and 1995, respectively                   16,748              26,133              6,697
          Inventories                                                  37,272              23,865              8,148
          Prepaid expenses and other
            current assets                                              1,327               2,174              1,699
                                                                  -----------         -----------        -----------
            Total current assets                                       58,637              80,765             38,580

     Property, plant and equipment:
          Land                                                         18,258              22,755                763
          Buildings                                                    18,418              23,083              3,743
          Leasehold improvements                                        8,330               8,556              9,643
          Furniture, fixtures and equipment                            33,971              40,398             22,436
          Construction in progress                                      1,411               1,676              1,459
                                                                  -----------         -----------        -----------
                                                                       80,388              96,468             38,044

          Less accumulated depreciation and amortization               19,642              16,481             15,524
                                                                  -----------         -----------        -----------
            Property, plant and equipment, net                         60,746              79,987             22,520

     Product rights, patents and other
            intangible assets, less accumulated
            amortization of $4,046, $3,060 and $2,507
            at December 31, 1996 and June 30, 1996 and 1995,
            respectively                                               20,461              30,642             16,199

     Costs in excess of fair values assigned
          to net  assets  acquired,  less  accumulated
          amortization  of $5,440, $4,612 and $4,145 at
          December 31, 1996 and June 30, 1996 and 1995,
          respectively                                                 25,680              36,219             10,025

     Assets held for sale                                               5,185                 963                 --

     Other non-current assets                                           3,171               4,726              1,907
                                                                  -----------         -----------        -----------
                                                                  $   173,880         $   233,302        $    89,231
                                                                  ===========         ===========        ===========




                                              See accompanying notes.

                                  CALGENE, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                (Dollars in thousands, except per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY                          December 31,         June 30,           June 30,
------------------------------------                              1996               1996               1995
                                                              -----------        -----------         -----------

     Current liabilities:
          Notes payable                                       $     9,402        $    16,789         $     7,761
          Accounts payable                                         13,920             20,111               6,487
          Accrued payroll and related expenses                      3,470              3,252               2,049
          License contract payable                                     --                750               1,500
          Accrued grower payments                                   1,364                615                 942
          Amounts due customers                                       317              5,028               4,596
          Accrued restructure expenses                              2,525              5,770                  --
          Other current liabilities                                 3,193              6,559               2,930
          Current portion of long-term debt                         5,139             22,850               1,494
                                                              -----------        -----------         -----------

          Total current liabilities                                39,330             81,724              27,759

     License contract payable, long-term                               --                 --                 750
     Research and development advance from affiliate               10,000             10,000                  --
     Note payable to affiliate                                     24,760             24,760                  --
     Interest payable to affiliate                                  1,912                509                  --
     Accrued restructure expenses, long-term                        3,860                 --                  --
     Long-term debt                                                14,195             22,643              14,671

     Commitments and contingencies (Note 9)

     Minority interest                                                263                266                  --

     Shareholders' equity:
          Preferred stock, $.001 par value; 5,000,000
              authorized, no shares issued and outstanding             --                 --                  --
          Common stock, $.001 par value; 100,000,000
              shares authorized, 66,714,636, 60,443,115
               and 30,244,226 shares issued and
              outstanding at December 31, 1996
              and June 30, 1996 and 1995, respectively                 67                 60                  30
          Additional paid-in capital                              417,581            367,494             223,161
          Accumulated deficit                                    (338,088)          (274,154)           (177,140)
                                                              ------------       ------------        ------------

          Total shareholders' equity                               79,560             93,400              46,051
                                                              -----------        -----------         -----------

                                                              $   173,880        $   233,302         $    89,231
                                                              ===========        ===========         ===========




                                              See accompanying notes.

                                  CALGENE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)




                                                               Six Months                        Years Ended June 30,
                                                                 Ended         ----------------------------------------------------
                                                             December 31,
                                                                 1996                1996                1995              1994
                                                           ----------------    ---------------     ----------------    ------------
Revenues:
     Product sales, net                                    $     69,780        $     95,723        $     48,972        $     35,408
     Product development revenues                                   729               9,272               6,459               3,025
                                                           ------------        ------------        ------------        ------------
                                                                 70,509             104,995              55,431              38,433

Costs and expenses:
     Cost of goods sold                                          72,042              90,403              53,678              43,982
     Research and development:
       Contract                                                   1,672               4,222               3,436               2,721
       Other                                                      6,743               9,801              11,937              12,847
     Selling, general and administrative                         19,677              21,705              16,081              21,279

     In-process research and development
       acquired                                                    --                59,200                --                  --

     Write-off of assets and restructure
       expenses                                                  32,605              15,574               1,098                --
                                                           ------------        ------------        ------------        ------------
                                                                132,739             200,905              86,230              80,829

Interest expense                                                 (3,822)             (3,428)               (924)               (729)
Other income, net                                                 2,163               2,345               1,136                 389
                                                           ------------        ------------        ------------        ------------

Loss from operations before provision
     for income taxes                                           (63,889)            (96,993)            (30,587)            (42,736)
Provision for income taxes                                          (45)                (21)                (15)                (65)
                                                           ------------        ------------        ------------        ------------

Net loss                                                   $    (63,934)       $    (97,014)       $    (30,602)       $    (42,801)
                                                           ============        ============        ============        ============

Net loss per share                                         $      (1.03)       $      (2.56)       $      (1.04)       $      (1.71)
                                                           ============        ============        ============        ============

Shares used in per share calculations                        62,155,384          37,883,871          29,439,008          24,987,513












                                              See accompanying notes.

                                                                           CALGENE, INC.
                                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         Six months ended December 31, 1996 and Years Ended June 30, 1996, 1995 and 1994
                                                                      (Dollars in thousands)

                                                                     Common stock
                                                               ------------------------    Additional                      Total
                                                                                            paid-in      Accumulated   shareholders'
                                                                 Shares        Amount       capital        deficit         equity
                                                               ----------    ----------    ----------     ----------     ----------

Balance at June 30, 1993                                       24,411,782    $       24    $  169,482     ($ 103,737)    $   65,769

Net loss                                                             --            --            --          (42,801)       (42,801)
Sale of common stock, net of expenses                           1,845,000             2        19,150           --           19,152
Options exercised                                                 249,530             1         1,605           --            1,606
Stock compensation                                                   --            --             697           --              697
                                                               ----------    ----------    ----------     ----------     ----------

Balance at June 30, 1994                                       26,506,312            27       190,934       (146,538)        44,423

Net loss                                                             --            --            --          (30,602)       (30,602)
Sale of common stock, net of expenses                           3,683,262             3        31,419           --           31,422
Options exercised                                                  54,652          --             340           --              340
Stock compensation                                                   --            --             452           --              452
Unrealized gain on available-for-sale securities                     --            --              16           --               16
                                                               ----------    ----------    ----------     ----------     ----------

Balance at June 30, 1995                                       30,244,226            30       223,161       (177,140)        46,051

Net loss                                                             --            --            --          (97,014)       (97,014)
Sale of common stock, primarily  for acquisition
     of Gargiulo                                               30,192,707            30       144,343           --          144,373
Options exercised                                                   6,182          --              40           --               40
Unrealized loss on available-for-sale securities                     --            --             (50)          --              (50)
                                                               ----------    ----------    ----------     ----------     ----------

Balance at June 30, 1996                                       60,443,115            60       367,494       (274,154)        93,400

Net loss                                                             --            --            --          (63,934)       (63,934)
Sale of common stock, net of expenses                           6,271,521             7        50,071           --           50,078
Unrealized gain on available-for-sale securities                     --            --              16           --               16
                                                               ----------    ----------    ----------     ----------     ----------

Balance at December 31, 1996                                   66,714,636    $       67    $  417,581     ($ 338,088)    $   79,560
                                                               ==========    ==========    ==========     ==========     ==========


                                                                      See accompanying notes.

                                                               CALGENE, INC.
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Increase (Decrease) in Cash and Equivalents
                                                           (Dollars in thousands)

                                                                                                Years Ended June 30,
                                                               Six Months Ended   --------------------------------------------------
                                                                 December 31,
                                                                     1996              1996             1995             1994
                                                               ------------------ ---------------- ---------------- ----------------
Cash flows from operating activities:
     Net loss                                                     $(63,934)          $(97,014)        $(30,602)        $(42,801)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Minority interest in net loss                             --               (787)            (116)             (46)
              Depreciation and amortization                          6,371              6,989            4,957            4,099
              In-process research and development acquired              --             59,200               --               --
              Gain on sale of assets                                (1,536)                --               --               --
              Write-off of assets and restructure expenses          28,039             15,574            1,098               --
              Equity in net (gain) loss of affiliate                    (3)                 1              213              583
              Stock compensation                                        --                 --              452              697
     Net changes in operating assets and liabilities,
         excluding effect of acquisition of subsidiaries:
              Accounts  receivable                                   9,165              8,912           (1,992)          (1,658)
              Inventories                                          (13,407)             6,455           (2,003)           1,320
              Accounts payable                                      (6,191)            (1,903)          (1,429)           2,589
              Amounts due customers                                 (4,711)               432            1,268            1,740
              Accrued restructure expenses                           1,949                 --               --               --
              Other accrued liabilities                             (3,366)            (6,736)             612            1,637
              Interest payable to affiliate                          1,403                509               --               --
              Other                                                  1,284              2,614              146              279
                                                                  ---------          --------         --------         --------

          Net cash used in operating activities                    (44,937)            (5,754)         (27,396)         (31,561)
                                                                  ---------          ---------        ---------        ---------

Cash flows from investing activities:
     Proceeds from sales of available-for-sale securities           10,515             11,787           22,904           24,904
     Purchase of available-for-sale securities                        (955)           (12,473)         (17,714)         (15,588)
     Collection of notes receivable                                     --                 --               --            1,709
     Investment in affiliate                                            --                 19              (73)            (579)
     Capital expenditures for property,
         plant and equipment                                        (3,800)            (3,887)          (5,649)          (4,437)
     Payment for purchase of subsidiaries, net of cash
         and equivalents acquired                                       --             (1,436)             (90)             (12)
     Purchases of product rights, patents and other
         intangible assets                                          (1,343)            (1,397)          (4,782)          (4,843)
     Proceeds from sale of assets                                    7,136                489               38               69
     Other noncurrent assets                                         1,366                 --               --               --
                                                                  --------           --------         --------         --------

          Net cash provided by (used in) investing activities       12,919             (6,898)          (5,366)           1,223
                                                                  --------           ---------        ---------        --------

Cash flows from financing activities:
     Proceeds from notes payable                                    36,364              8,453           19,398           14,214
     Payments on notes payable                                     (43,751)           (19,489)         (20,322)         (13,161)
     Decrease in securities-pledged                                    164                214              159              136
     Increase in borrowings of long-term debt                           --             25,057           10,000               --
     Principal payments on long-term debt                          (26,603)           (15,549)          (1,768)          (1,332)
     Proceeds on notes payable to affiliate                         15,000              2,680               --               --
     Payments on notes payable to affiliate                        (15,000)                --               --               --
     Sale of common stock                                           50,078              7,207           31,762           20,758
     Research and development advance from affiliate                    --             10,000               --               --
                                                                  --------           --------         --------         --------

          Net cash provided financing activities                    16,252             18,573           39,229           20,615
                                                                  --------           --------         --------         --------

Net increase (decrease) in cash and equivalents                    (15,766)             5,921            6,467           (9,723)

Cash and equivalents at beginning of year                           17,674             11,753            5,286           15,009
                                                                  --------           --------         --------         --------

Cash and equivalents at end of year                               $  1,908           $ 17,674         $ 11,753         $  5,286
                                                                  ========           ========         ========         ========

                                                          See accompanying notes.


                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


1.   Summary of Significant Accounting Policies

     Change in fiscal year

          The Company has changed its fiscal year end from June 30 to December 31, beginning with the period ended December 31, 1996 to conform with the fiscal year end of the Monsanto Company which holds an equity ownership in Calgene of approximately 54.6% (Note 13).

          Accordingly, the financial presentation in this report for 1996 is for the six month period from July 1, 1996 to December 31, 1996. Prior fiscal year's operations are as previously reported and cover twelve month periods ended June 30.

          Unaudited comparative information for the six months ended December 31, 1995, is as follows (in thousands, except per share amounts):

                   Revenues                       $   20,790
                   Gross profit (loss)                (1,309)
                   Net loss                          (16,104)
                   Net loss per share                  (0.53)

     Organization and Business

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

     Cash Equivalents and Available-for-sale Securities

          Cash  equivalents  and   available-for-sale   securities,   consisting
     principally of certificates of deposit, bankers acceptances, commercial paper, U.S. treasury and agency securities, and money market funds, are stated at fair market value, and are adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Unrealized gains and losses, net of tax, on available-for-sale securities are reported in shareholders' equity. Gross realized gains and losses on available-for-sale securities were not material during the periods presented. The aggregate fair market value of available-for-sale

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


1.   Summary of Significant Accounting Policies (continued)

     Cash Equivalents and Available-for-sale Securities (continued)

     securities at December 31, 1996 is $1,960,000 of which $578,000 is included in cash and equivalents. The aggregate fair market value of available-for-sale securities at June 30, 1996 is $28,288,000 of which $17,369,000 is included in cash and equivalents. The aggregate fair market value of available-for-sale securities at June 30, 1995 is $20,276,000 of which $9,993,000 is included in cash and equivalents. The contractual maturities of available-for-sale securities at December 31, 1996 are as follows: $1,409,000 in 1997, $313,000 in 1998, and $238,000 in 2002.

     Inventories

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

     Product Rights, Patents and Other Intangible Assets

          Product rights of approximately $3,939,000 at December 31, 1996; $3,042,000 at June 30, 1996 and $7,827,000 at June 30, 1995 are stated at cost and are amortized on a straight-line basis over the lesser of their contractual lives or their estimated useful lives (generally 10 to 20 years).

          External costs incurred in obtaining patents are capitalized. The costs of successful patent applications are amortized on a straight-line basis over the lesser of their statutory lives or their estimated useful lives (generally 17 years). External costs incurred in defense of patents are capitalized and amortized on a straight-line basis over the remaining life of the patent. The costs of unsuccessful patent applications or patent defense are charged to expense in the period in which the patent applications are denied or the patent defense is unsuccessful. The net book value of capitalized patent related costs is $7,950,000, $7,908,000 and $8,372,000 at December 31, 1996 and June 30, 1996 and 1995, respectively.

          Other intangible assets consist primarily of the seed library acquired in connection with the acquisition of Gargiulo (Note 4), which is being amortized over its estimated useful life of 15 years. See write-off of other intangible assets in Note 7.

          Costs in excess of fair values assigned to net assets acquired are capitalized and amortized on a straight-line basis over periods of 10 to 25 years.

     Revenue Recognition and Product Development Arrangements

          Revenue from product sales is recognized primarily at the time of shipment net of estimated product returns. The Company performs research under contracts for the development of certain products for other entities. Revenue from product development contracts is recognized according to the percentage of completion

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


1.   Summary of Significant Accounting Policies (continued)

     Revenue Recognition and Product Development Arrangements (continued)

     method. Funding received in advance of research performed under these contracts is recorded as deferred revenue. Related contract expenses are charged to expense as incurred.

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

     Statement of Cash Flows

          For purposes of the consolidated statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. During the six month period ended December 31, 1996 and fiscal year 1996, 1995 and 1994, the Company paid cash for interest and income taxes as follows:

                                                    (In thousands)
                                      1996          1996       1995        1994
                                      ----          ----       ----        ----
                                  (six months)

                  Interest           $3,282        $1,619      $895        $621
                  Income taxes           17            83        91          53

          The Company maintains its cash and equivalents and short-term investments in several different instruments. This diversification of risk is consistent with the Company's policy to maintain liquidity and ensure the safety of principal.

     Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

          During the quarter ended September 30, 1996, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets and identifiable intangibles used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


1.   Summary of Significant Accounting Policies (continued)

     Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (continued)

     its carrying amount. Costs in excess of fair values assigned to net assets acquired in purchase business combinations are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of the acquired assets may not be recoverable. SFAS 121 also requires that assets held for disposal be valued at the lower of carrying amount or fair value less cost to sell.

     Accounting for Stock Based Compensation

          The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its stock plans in accordance with APB 25. Accordingly, SFAS 123 is not expected to have a material impact on the Company's financial position or results of operations.

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

     Use of Estimates and Certain Risks

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported to the financial statements and accompanying notes. Actual results could differ from those estimates. Among other things, the Company is subject to risks from changes in farm legislation, market price fluctuations for the Company's products, and adverse weather conditions which may effect the ultimate realization of certain of its inventories.

     Reclassifications

          Certain  amounts  reported for prior years have been  reclassified  to
     conform  with  the   presentation   of  the  December  31,  1996  financial
     statements.

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


2.   Receivables

     Receivables consist of the following:

                                                                    (In thousands)

                                       December 31, 1996                    June 30, 1996               June 30, 1995
                                ---------------------------------  ---------------------------------  ------------------
                                     Trade        Related Party         Trade        Related Party          Trade
                                ----------------  ---------------  ----------------  ---------------  ------------------
          Customer                 $ 13,771          $    --          $ 18,808          $    --          $  6,708
          Grower advances             2,993               --             5,917               --                --
          Other                         452              239               923              972               335
                                   --------          -------          --------          -------          --------
               Total                 17,216              239            25,648              972             7,043
          Less allowance for
          doubtful amounts             (707)              --              (487)              --              (346)
                                   ---------         -------          ---------         -------          --------
               Total               $ 16,509          $   239          $ 25,161          $   972          $  6,697
                                   ========          =======          ========          =======          ========

3.   Inventories

          Inventories consist of the following at December 31, 1996 and June 30, 1996 and 1995:

                                                                             (In thousands)

                                                        December 31, 1996      June 30, 1996        June 30, 1995
                                                        -----------------      -------------        -------------
                  Growing crops                               $17,958            $11,208              $2,368
                  Supplies and seeds inventories                5,836             10,136               1,123
                  Finished goods                                5,689              1,415               1,942
                  Work in progress                              2,631                596               2,245
                  Raw materials                                 5,158                510                 470
                                                             --------           --------             -------
                                                              $37,272            $23,865              $8,148
                                                              =======            =======              ======

4.   Strategic Alliance

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

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


4.   Strategic Alliance (continued)

                                                                 (In thousands)

              30,161,114 shares of common stock                   $   144,206
              Acquisition costs, consisting primarily of
                 financial advisory, legal and accounting fees          1,530
              Less cash received                                      (30,000)
                                                                  -----------
                                                                  $   115,736
                                                                  ===========

          A summary of the purchase price allocation is as follows:

                                                                 (In thousands)

               Net assets acquired                                $    11,506
               Identified intangible assets                            21,680
               Excess purchase price over net assets acquired          23,350
               In-process research and development                     59,200
                                                                  -----------
                                                                  $   115,736
                                                                  ===========

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

          On November 12, 1996, the Company entered into a Stock Purchase Agreement with Monsanto (the "Stock Purchase Agreement"), pursuant to which
     (i) the Company sold and issued to Monsanto, and Monsanto purchased 6,250,000 shares of Common Stock of the Company (the "Additional Shares"), at $8.00 per share, for an aggregate purchase price of $50 million, thereby increasing Monsanto's ownership interest in shares of Calgene Common Stock from 49.9% to approximately 54.6% (without giving effect to the exercise of outstanding options and warrants), (ii) Monsanto and Calgene agreed to enter into a Restated Stockholders Agreement ("Restated Stockholders Agreement") amending and restating the Stockholders Agreement dated March 31, 1996 ("Stockholders Agreement"), and (iii) the Restated Certificate of Incorporation was amended to reflect the amendments to the Stockholders Agreement contemplated by the Restated Stockholders Agreement. As a consequence of the transaction, Monsanto owned approximately 36,396,114 shares of Common Stock of the Company, representing approximately 54.6% of the issued and outstanding shares of Common Stock of the Company.

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


4.   Strategic Alliance (continued)

     Acquisition of Collier Farms

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
                                                                    -------
                                                                    $32,327
                                                                    =======

     Unaudited Proforma Combined Results of Operations

          Unaudited proforma combined results of operations for the year ended June 30, 1996, giving effect to certain adjustments as if the Gargiulo and Collier acquisitions occurred on July 1, 1995 are displayed in the following table. These unaudited proforma combined results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been in effect on July 1, 1995 or which may result in the future.

                                                    (In thousands,
                                                   except per share
                                                       amounts)

          Revenue                                      $182,041
          Net loss                                    $(128,115)
          Net loss per share                             $(2.12)

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


5.   Oilseed Cross Licensing Agreement

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

6.   PGI-Kirin Partnership

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

7.   Write-off of Assets and Restructuring Expenses

          During the fiscal year ended June 30, 1996, the Company recorded a charge of approximately $15.6 million for the write-off of assets, including $10.4 million primarily related to the merger of Calgene's tomato operations into Gargiulo. The write-off of tomato assets primarily reflects a $5.4 million asset impairment charge due to the consolidation of facilities and equipment and a $2.5 million write-off of obsolete technology licenses. The Company also recorded $1.5 million for the write-off of its investment in PG-K (before minority interest), and $1.0 million for the write-off of an option to a technology license the Company does not intend to exercise. As a consequence of the Company's decision in the third quarter of fiscal 1996 to reduce its emphasis on commodity distribution products at Calgene Chemical, the excess purchase price of net assets acquired associated with the commodity distribution business was written-down to net realizable value resulting in a $1.2 million expense.

          Pursuant to a plan approved by Calgene's Board of Directors in the quarter ended December 31, 1996, Gargiulo intends to significantly reduce its produce acreage in Southwest Florida. The reduction in acreage is in response to increased competitive pressure from Mexico produce and is expected to be accomplished over the next two to three years. As a consequence, during the quarter ended December 31, 1996, the Company recorded a charge of approximately $32.6 million for the write-off of assets, and other reserves. The write-offs include $9.4 million for the write-down of tomato germplasm, an $8.3 million asset impairment charge due to further consolidation of the Company's tomato packing facilities, and a $10.4 million charge related to the excess purchase price of net assets acquired allocated to the asset write-downs. The Company is actively seeking buyers for the packing facilities. In addition, a reserve of $4.5 million relating to other restructuring costs was recorded.

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


8.   Long-term Debt and Notes Payable

          Long-term debt consists of the following at December 31, 1996 and June 30, 1996 and 1995:

                                                                                             (In thousands)

                                                                             December 31,       June 30,          June 30,
                                                                                 1996             1996              1995
                                                                             ------------       --------          --------

              Note payable to bank; due in monthly
              installments of approximately $3,000  including
              interest  at 11.8%  per  annum,  through  2004;
              secured by a $220,000 certificate of deposit and
              guaranteed by the Small Business Administration.                 $   213           $   221          $   235

              Mortgage  notes  payable;   due  in  quarterly
              installments   of approximately  $31,000  including
              interest  at  8.5%  per  annum, through 1998;  secured
              by land and buildings with a net book value of
              approximately $531,400 at December 31, 1996.                         255               280              377

              Capitalized  lease  obligations;  due in monthly
              installments  of approximately  $86,000  including
              interest imputed at 5.4% to 11% per annum,
              through  2001;  secured by  equipment  with a net
              book value  of  approximately  $2,710,000  at
              December  31,  1996  and supported by a $150,000 which
              is secured by a $150,000 certificate ofdeposit.                    2,581             6,030            2,960

              Note payable to the former owner of an acquired
              business;  due in an annual  installment of
              $338,000 at July 17, 1997; plus interest on the
              unpaid  principal  balance  at the  prime  rate (8.25%
              at December 31, 1996) over the term of the loan;
              secured by a $338,000 certificate of deposit.                       338               592              705

              Non-interest bearing note payable to the former
              owner of an acquired business; due in monthly
              installments of $14,083 through June 30, 1997.                       84               169              338

              Mortgage note payable; interest only payable in
              monthly installments of approximately $3,800,
              current interest at 9.0% per annum.  Interest is
              adjustable  effective each November 1 to prime
              plus 1%, rate not to exceed 9% or be lower than
              6% during the term of the note.  Final payment of
              $506,000  plus unpaid  interest due November 1,
              1999; secured by land with a net book value of
              approximately $605,000 at December 31, 1996.                        506               506              506


                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


8.   Long-term Debt and Notes Payable (continued)


                                                                                             (In thousands)

                                                                             December 31,       June 30,          June 30,
                                                                                 1996             1996              1995
                                                                             ------------       --------          --------

              Note  payable  to  a  bank;   due  in  monthly
              installments of approximately  $2,200  including
              interest  at  8.59%  per  annum, through 2000;
              secured by equipment with a net book value of
              approximately $195,500 at December 31, 1996.                     $   137           $   144          $    --

              Note  payable  to  a  bank;   due  in  monthly
              installments  of approximately  $22,500  monthly
              including  interest at prime plus 1.25%
              (aggregating 9.50% at December 31, 1996) per
              annum,  through 2005,  secured by buildings and
              equipment with a net book value of approximately
              $2,372,000 at December 31, 1996.                                   1,566             1,644               --

              Mortgage  loan  payable to former  owner of an
              acquired  business, payable in  quarterly  principal
              installments  of  $280,966  plus interest at prime
              (8.25% at December 31,  1996)  through  February
              28, 2001, secured by assets with a net book value
              of approximately $11,537,000 at December 31, 1996                  4,688             5,338               --

              Mortgage  loan  payable to former  owner of an
              acquired  business, payable in  quarterly  principal
              installments  of  $219,034  plus interest at prime
              (8.25% at December 31,  1996)  through  February
              28, 2001, secured by assets with a net book value
              of approximately $11,537,000 at December 31, 1996                  3,724             4,162               --

              Mortgage loan, payable in monthly principal and
              interest installments  of $9,595 with  interest at
              prime (8.25% at December 31, 1996), secured  by
              assets with a net book value of approximately
              $753,000 at December 31, 1996                                      1,108             1,191               --

              Mortgage loans payable in monthly principal and
              interest installments of $40,237 with interest
              ranging from 6.63% to prime (8.25% at December
              31, 1996), secured by assets with a net book value
              of approximately $1,184,000 at December 31, 1996                   1,175             1,377               --


                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


8.  Long-term Debt and Notes Payable (continued)


                                                                                             (In thousands)

                                                                             December 31,       June 30,          June 30,
                                                                                 1996             1996              1995
                                                                             ------------       --------          --------

              Term loan payable to former partner in acquired
              business, monthly principal and interest payments
              of $37,981, with interest at 10%                                 $   975           $ 1,149          $    --

              Note payable to a corporate lender, due in monthly
              installments of $25,550  including  interest at
              10.38% per annum,  through  1999, secured by
              assets with a net book value of approximately
              $481,000 at December 31, 1996                                        267               417              673

              Various term loans  payable with interest at rates
              that range from 8% to 12%.  Maturity dates
              ranging from June 1998 through November 2001,
              secured by assets with a net book value of
              approximately $541,000 at December 31, 1996                        1,717             1,794               --

              Note payable to a corporate lender, due in quarterly
              installments of $30,938 including interest imputed
              at 22.29% per annum, through June 1, 1998                             --               279              371


              Note  payable  to former  owner of an  acquired
              business  for the purchase of growing crops,
              principal due upon  collection of crop receivable,
              plus interest at 7%                                                   --             9,070               --

              Mortgage loan, payable in annual principal
              installments of $1,000,000 through August 1999,
              with interest at prime                                                --             4,000               --

              Mortgage loan, payable in annual principal
              installments of $175,000, balance due November
              30, 1996                                                              --             3,325               --

              Mortgage loan, payable in annual principal
              installments of $153,333, balance due November
              30, 1996                                                              --             2,147               --

              Mortgage loan, payable in annual principal
              installments of $273,200, balance due on November
              30, 1996                                                              --             1,658               --

              Convertible note payable to a corporate lender;
              converted to equity on March 31, 1996 (Note 4).                       --                --           10,000

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


8.   Long-term Debt and Notes Payable (continued)


                                                                                             (In thousands)

                                                                             December 31,       June 30,          June 30,
                                                                                 1996             1996              1995
                                                                             ------------       --------          --------

              Note payable to affiliate consists of the following:

              Advances under a $40,000,000  convertible term
              loan with a balloon payment due March 31, 2000
              interest at prime plus 2% (aggregating 10.25% at
              December 31, 1996)                                               $24,760           $24,760          $    --
                                                                               -------           -------          -------

                                                                                44,094            70,253           16,165

              Less note payable to affiliate                                    24,760            24,760               --

              Less amount due within one year                                    5,139            22,850            1,494
                                                                               -------           -------          -------

              Long-term debt                                                   $14,195           $22,643          $14,671
                                                                               =======           =======          =======

          The capitalized lease obligations listed above contain certain restrictive covenants which, among other things, require the Company to maintain a specified level of working capital. In addition, certain debt and capital lease obligations prohibit the Company from paying dividends on common stock.

          At December 31, 1996 aggregate future principal payments by year on long-term debt and note payable to affiliate are due as follows:

                                                            (In thousands)

                                    1997                         $5,139
                                    1998                          3,848
                                    1999                          4,580
                                    2000                         27,795
                                    2001                            797
                                    Thereafter                    1,935
                                                               --------
                                                                $44,094

     Notes Payable

          A $13 million bank line of credit is used to help finance working capital requirements for Calgene's subsidiaries, excluding Gargiulo. Borrowings under the line bear interest at the greater of one quarter percent over the bank's prime rate or two and one half percent over the federal funds rate. On December 31, 1996 the bank's prime rate was 8.25% and the federal funds rate was 6.26%. The weighted average annual interest rate under the line of credit was 8.62%, 8.90%, and 8.92% for the six month period ended December 31, 1996 and for the fiscal year ended June 30, 1996, and 1995, respectively. Borrowings are subject to certain financial covenants which include prohibiting the Company from paying cash dividends on its

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


8.   Long-term Debt and Notes Payable (continued)

     Notes Payable (continued)

     common stock. Borrowings are secured by qualifying accounts receivable and inventory and must be repaid on a monthly basis to the extent they exceed qualifying accounts receivable and inventory. As of December 31, 1996, and June 30, 1995 there was $6,500,000 and $5,973,000, respectively, outstanding on the line of credit.

          During fiscal year 1996 the Company entered into a credit facility agreement with Monsanto. Monsanto is obligated, subject to certain terms and conditions, to lend up to $15 million annually for a period of three years to Calgene, although not more than $15 million may be outstanding at any one time. The credit facility agreement contains various covenants precluding Calgene and its subsidiaries from taking certain actions without the approval of Monsanto. Also, in the event of a default by Calgene, Monsanto has certain rights to convert the outstanding principal and interest under such agreement into additional shares of Calgene Common Stock, not to exceed 3,000,000 shares. The outstanding balance of this credit facility shall bear interest at two percent above the prime rate (aggregating 10.25% at December 31, 1996). This credit facility expires on September 30, 1998. As of December 31, 1996, the Company's advances under this credit facility had been paid in full.

          A $3.5 million line of credit with a bank is used to finance working capital requirements at Gargiulo's Puerto Rico operations. Borrowings under the line bear interest at prime. The credit line expires on September 30, 1997. On December 31, 1996, the bank's prime rate was 8.25%. As of December 31, 1996, there was $2,500,000 outstanding on the line of credit.

9.   Commitments and Contingencies

     Leasing Arrangements

          The Company leases certain research and office equipment as well as office and research space. These leases are accounted for as follows in the accompanying consolidated financial statements:

     Capital Leases

          The following amounts are included in property, plant and equipment as assets recorded under capital leases:

                                               (In thousands)

                          December 31, 1996     June 30, 1996     June 30, 1995
                          -----------------     -------------     -------------
         Cost                  $4,235               $6,847            $4,192
         Less accumulated
           depreciation         1,525                1,245             1,113
                              -------              -------           -------
                               $2,710               $5,602            $3,079
                               ======               ======            ======

          Depreciation expense charged to operations pursuant to these capital leases amounted to approximately $294,000, $482,000, $537,000 and $462,000 during the six month period ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 respectively.

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


9.   Commitments and Contingencies (continued)

     Capital Leases (continued)

          During the six month period ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994, the Company capitalized equipment of approximately $334,000, $489,000, $1,506,000 and $773,000, respectively which represents the present value of the net minimum lease payments of capital lease obligations entered into during such fiscal periods.

          The future minimum lease payments by fiscal year under capital leases, together with the present value of the net minimum lease payments are as follows at December 31, 1996:

                                                         (In thousands)

               1997                                          $1,322
               1998                                             621
               1999                                             445
               2000                                             555
               2001                                              71
                                                            -------
                                                              3,014

               Less amount representing interest                433

               Present value of net minimum lease payments
               (Note 8)                                      $2,581
                                                             ======

     Operating Leases

          Future minimum payments by fiscal year under non-cancelable operating leases are as follows at December 31, 1996:

                                                         (In thousands)

                1997                                       $  6,379
                1998                                          3,732
                1999                                          3,153
                2000                                          2,815
                2001                                          1,436
                Thereafter                                      637
                                                           --------
                                                           $ 18,152
                                                           ========

          Rental expense charged to operations for all operating leases was approximately $3,445,000, $3,971,000, $3,259,000 and $1,761,000 for the six
     month period ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994, respectively. Rent expense related to leases with related parties was approximately $202,000 for the six month period ended December 31, 1996 and $143,000 for the year ended June 30, 1996.

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


9.   Commitments and Contingencies (continued)

     Inventory Purchase Commitments

          In the normal course of business, the Company has entered into various grower contracts with third party growers. Pursuant to these contracts, the Company has agreed to purchase the resulting crop, subject to certain quality standards, at the end of the growing cycle which is generally less than one year. The amount of outstanding grower contract commitments is approximately $4.4 million at December 31, 1996.

     Patents

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

     Legal Proceedings and Other Contingencies

          On or about January 29, 1997, Hanna Obstfeld filed suit in Delaware Chancery Court against the Company and certain of its directors alleging unfairness in connection with the proposed acquisition by Monsanto Company of those shares of the Company's common stock which Monsanto does not own. After Ms. Obstfeld brought her suit, other essentially identical actions followed, none of which have as yet been served upon the Company. It is anticipated that the complaints will shortly be consolidated and the Company has no obligation to answer, move or otherwise plead until such time as a consolidated complaint has been filed and served. No discovery has occurred to date in this action. The Company believes it has meritorious defenses to the allegations set forth in the pending complaints.

          On February 11, 1997, three named Plaintiffs filed a Class Action Complaint against Gargiulo, Inc. in the United States District Court for the Northern District of California, San Jose Division. The Complaint arose from the employment relationship between the named and unnamed Plaintiffs and Gargiulo, Inc. The Plaintiffs allege certain violations of the Migrant and Seasonal Agricultural Worker Protection Act ("MSPA"), California's IWC Wage Order, the California Labor Code and the California Business and Professions Code; and Breach of Contract. The Plaintiffs seek damages including all unpaid wages, statutory damages under the California Labor Code; a declaration that Gargiulo violated MSPA, monetary damages pursuant to MSPA; and for an order enjoining Gargiulo, Inc. from violations of MSPA. Gargiulo's insurance carriers were contacted regarding this lawsuit. As of March 27, 1997, Gargiulo has answered the Class Action Complaint, and is initiating discovery regarding class certificaiton. Gargiulo, Inc. is also waiting for the response from its insurance carrier. While the results of the Class Action Complaint cannot be predicted, the Company believes that the ultimate outcome will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

          Nevertheless, if on reconsideration or as a result of an appeal a court were to determine that one or more of the Enzo Patents validly covers plant cells and that such patents are infringed by Calgene's sales of products incorporating such antisense technology, Calgene could be held liable for significant damages and could be precluded from producing and selling the FLAVR SAVR tomato, as well as other products currently under development. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms, if at all. If the court were to determine that the Calgene Antisense Patent is invalid or unenforceable, Calgene would be deprived of the competitive and licensing advantages afforded by its patent. Moreover, the Company would have to expense the capitalized legal fees related to the defense of the Calgene's Antisense Patent, which amounted to approximately $5.7 million at December 31, 1996.

          On October 18, 1995, two groups of Plaintiffs filed separate complaints against various Defendants including Gargiulo & Associates in the United States District Court for the Eastern District of California. Both complaints arose from the same set of facts and allege the same three theories of recovery. These actions were consolidated. The cases involve personal injury claims relating to vehicle accident in which numerous migrant labor workers being transported to the farm of Gargiulo & Dresick Associates (which was being farmed under contract by Dresick Farms, Inc.) were killed or injured. The two cases, Albertano Alberto Jimenez; et al. v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vegas; Robles Rios; Jesus Loza and Samuel Santiago Vasquez, and Jose Vasquez; et al. v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vegas; Robles Rios; Jesus Loza and Samuel Santiago Vasquez, were both filed on October 18, 1995. The plaintiffs sought general damages, including compensation for pain and suffering; special damages, including past, present and future medical expenses; compensation for the loss of past and future income; and punitive damages in an unspecified amount. Gargiulo's insurance carriers have been contacted regarding these lawsuits. As of March 12, 1997, Gargiulo was granted its Motion for Summary Judgment as to all of the claims against it. This matter is now subject to appeal which must be filed by no later than 30 days from entry of judgment which will not occur for a few weeks.

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

     Employment Agreements

          Calgene has various employment and consulting agreements with certain key individuals. The aggregate fixed commitment under these agreements is $2,125,000. In addition, one employment agreement provides for additional compensation based on a percentage of the net profit of Gargiulo.

10.  Shareholders' Equity

     Stock Options

          At December 31, 1996, the Company has three stock-based compensation plans, which are described below. The Company applies APB 25 and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing the stock options. Under APB 25, because the

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


10.  Shareholders' Equity (continued)

     Stock Options (continued)

     exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          The Company  established  stock  option  plans in June 1991 (the "1991
     Plan") and March 1996 (the "1996 Plan"), under which all officers, employees and directors of the Company may participate. Either incentive stock options or non-qualified stock options can be granted under both plans. 2,500,000 and 5,000,000 shares of the Company's common stock have been reserved for issuance under the 1991 Plan, and the 1996 Plan, respectively. Options granted under the plans generally have a term of ten years from the date of grant. The exercise price of incentive stock options granted under the plans may not be less that 100% of the fair market value of Calgene's common stock on the date of grant.

          The administrative committee of the option plans has the authority to provide that options issued may be exercised by either (1) cash, (2) surrender by the optionee of other shares of common stock of the Company of a value equal to the exercise price of the shares as to which the option is being exercised, or (3) the optionee's issuance of an interest-bearing, full-recourse promissory note.

          The Company also has a 1981 Stock Option Plan having terms generally similar to the 1991 Plan. The 1981 Plan has been terminated subject to the rights of holders of outstanding options.

          Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended June 30, 1996, and the six month period ended December 31, 1996: dividend yield of 0; volatility factors of the expected market price of the Company's common stock of .44; risk-free interest rate of 6.6%; and a weighted-average expected life of the options of 3.5 years for certain option holders and five years for all other option holders.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, which includes the stock option plans and the Employee Stock Purchase Plan, follows (in thousands except for net loss per share information):

                                            Six Months Ended       Year Ended
                                            December 31, 1996     June 30, 1996
                                            -----------------     -------------
          Net loss - actual                    $  (63,934)        $  (97,014)
          Net loss - pro forma                    (65,085)           (97,564)
          Net loss per share - actual               (1.03)             (2.56)
          Net loss per share - pro forma            (1.05)             (2.58)

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


10.  Shareholders' Equity (continued)

     Stock Options (continued)

          Because SFAS 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until 1999.

          A summary of the status of the Company's stock option plans and changes during the periods is presented below:

                                                                        Options
                                                                       ---------
                  Outstanding at June 30, 1993                         1,461,025
                           Granted                                       499,000
                           Canceled                                     (13,759)
                           Exercised (at $5.25 to $12.375)             (268,588)
                                                                       ---------
                  Outstanding at June 30, 1994                         1,677,678
                           Granted                                       769,025
                           Canceled                                    (119,968)          Weighted-Average
                           Exercised (at $5.875 to $12.375)             (61,457)           Exercise Price
                                                                     -----------           --------------
                  Outstanding at June 30, 1995                         2,265,278               $ 7.57
                           Granted                                     2,000,929                 5.72
                           Canceled                                    (567,502)                 7.47
                           Exercised (at $6.50)                          (6,182)                 6.50
                                                                     -----------
                  Outstanding at June 30, 1996                         3,692,523                 6.56
                           Granted                                     1,386,350                 5.25
                           Canceled                                    (135,327)                 6.63
                                                                       ---------
                  Outstanding at December 31, 1996                     4,943,546                 6.18
                                                                       =========

          The weighted-average fair value of options granted during the six month period ended December 31, 1996, and the year ended June 30, 1996, was $2.37 and $2.54, respectively.

          The following table summarizes information about the stock options outstanding at December 31, 1996:

                                                   Options Outstanding                       Options Exercisable
                                      -----------------------------------------------   ------------------------------
                                                          Weighted-      Weighted-                          Weighted-
                                                           Average        Average                            Average
                                         Number of       Contractual      Exercise        Number of         Exercise
           Range of Exercise Prices       Options            Life          Price           Options           Price
           -------------------------  -----------------  -------------  -------------   ---------------  -------------
                $4.63 - $5.49              1,645,587          9.37          $5.23           225,147          $5.22
                 5.50 - 5.99               1,647,082          9.31           5.76           311,044           5.75
                 6.00 - 6.99                 304,973          5.35           6.67           212,403           6.76
                 7.00 - 7.99               1,187,586          6.91           7.50           710,719           7.51
                  8.00-15.25                 158,318          6.50           9.65           124,558           9.92
                                          ----------                                       --------

                                           4,943,546                         6.18         1,583,871           6.93
                                           =========                                      =========

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


10.  Shareholders' Equity (continued)

     Stock Options (continued)

          At June 30, 1995, 814,421 options were exercisable at prices ranging from $5.25 to $15.25 per share. At June 30, 1996, 1,088,775 options were exercisable at prices ranging from $4.75 to $15.25 per share. At December 31, 1996, there are 404,917 shares and 2,138,072 shares available for grant under the 1991 plan and 1996 plan, respectively. Of the options outstanding at December 31, 1996, options to purchase 1,583,871 shares were immediately exercisable at prices ranging from $4.75 to $15.25 per share on dates ranging from 1996 to 2006.

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

     Employee Stock Purchase Plan

          The Company established a stock purchase plan in March 1990 (the "1990 Plan") under which most employees of the Company may participate. A total of 500,000 shares of the Company's common stock have been reserved for issuance under the 1990 Plan. The 1990 Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors. Employees can elect to have from two to ten percent of their monthly gross salary deducted during each offering period and applied to the purchase of stock. The purchase price is an amount equal to 85% of the fair market value of a share of common stock of the Company on the enrollment date or on the purchase date, whichever is lower. During the fiscal years ended December 31, 1996, June 30, 1996, 1995 and 1994, the Company sold 21,521 shares of common stock for $91,464, 31,593 shares of common stock for $166,183, 31,462 shares of common stock for $216,179, and 23,045 shares of common stock for $223,144, respectively. For purposes of calculating the pro forma disclosures required by SFAS 123, the fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions for the six month period ended December 31, 1996 and the year ended June 30, 1996: dividend yield of 0; expected life of 6 months; expected volatility of .33; and risk-free interest rate of 5.81%. The weighted-average fair value of those purchase rights granted during the six month period ended December 31, 1996 and the year ended June 30, 1996, was $1.60 and $1.97, respectively.

11.  Income Taxes

          The income tax provision for the six month period ended December 31, 1996 and years ended June 30, 1996, and 1995 is comprised of state franchise taxes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


11.  Income Taxes (continued)

                                                                                   (In thousands)

                                                                 ---------------------------------------------------
                                                                  December 31,        June 30,         June 30,
                                                                      1996              1996             1995
                                                                 ----------------  ---------------  ----------------
                  Deferred tax assets:
                  Net operating loss carryforwards                  $ 85,200          $ 70,600         $ 66,200
                  Research and other credits                           3,800             3,800            3,800
                  Capitalized research and development                   400               400              400
                  Inventory reserves and allowances                    1,000             1,500               --
                  Facility writedowns and restructuring                9,400             6,400              300
                  Development fee                                      4,000             4,000               --
                  Capitalized license fees                               400               600              700
                  Increase in tax value of net assets from
                    business acquisition                              15,000             4,200               --
                  Other, net                                             800             1,800            1,600
                                                                    --------          --------         --------
                  Total deferred tax assets                          120,000            93,300           73,000
                  Valuation allowance for deferred tax assets       (118,400)          (91,500)         (72,800)
                                                                    ---------         ---------        ---------

                  Net deferred tax assets                           $  1,600          $  1,800         $    200
                                                                    ========          ========         ========

                  Deferred tax liabilities:
                       Depreciation                                 $  1,600          $  1,800         $     --
                       Other, net                                         --                --              200
                                                                    --------          --------         --------

                  Total deferred tax liabilities                    $  1,600          $  1,800         $    200
                                                                    ========          ========         ========

          At June 30, 1994 the valuation allowance for deferred tax assets was $61.1 million.

          For federal income tax return purposes, as of December 31, 1996, the Company has a net operating loss carryover of approximately $234 million which expires between 1997 and 2012 and a general business tax credit carryover of approximately $4 million which expires between 1997 and 2012. In addition, as of December 31, 1996, the Company has a net operating loss carryover of approximately $143 million for state income tax purposes which expires between 1997 and 2012.

          Approximately $20 million and $3 million of the federal and state net operating loss carryovers, respectively, and $700,000 of the general business tax credit carryover, were generated by Plant Genetics prior to its merger with Calgene. Such net operating loss and general business tax credit carryovers are available only to offset the separate federal and state taxable income, if any, of Calgene Fresh (Plant Genetics was renamed Calgene Fresh in January, 1992). For financial reporting purposes, a valuation allowance of approximately $118.4 million has been recognized to offset the deferred tax assets related to all of the aforementioned carryforwards.

                                  CALGENE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1996 and June 30, 1996, 1995 and 1994


11.  Income Taxes (continued)

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

12.  Tax Deferred Investment Plan

          Substantially all full-time employees of the Company are eligible to participate in a tax deferred investment plan (the "401(k) Plan"). The 401(k) Plan permits each employee to contribute 2% to 15% of compensation on a pre-tax basis, to a maximum amount per calendar year. For the six month period ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994, matching contributions by the Company were $118,000, $227,000, $179,000 and $151,000, respectively.

13.  Subsequent Events

          In January 1997, the Company received an unsolicited proposal from Monsanto to acquire all of the outstanding shares of the Company's stock that Monsanto does not already own at a price of $7.25 per share. Monsanto currently owns approximately 54.6% of the Company's outstanding shares. The proposal is under consideration by a special committee of three disinterested Calgene Directors.

          In February 1997, the Company replaced its $13 million bank line of credit with a $20 million bank line of credit with a different bank. The bank line is used to help finance working capital requirements for Calgene. Borrowings are secured by accounts receivable, inventory and equipment. The line of credit expires on December 1, 1999. Available credit increases to $30 million after December 31, 1997 and to $40 million after December 31, 1998.

                                                           CALGENE, INC.
                                              SELECTED QUARTERLY FINANCIAL DATA
                                                            Unaudited

          Six Month Period Ended
             December 31, 1996
--------------------------------------------
(In thousands, except per share amounts)
                                                           Quarter Ended
                                                 ----------------------------------
                                                    Sep 30              Dec 31
                                                 --------------     ---------------
Revenues:
         Product sales                              $  36,821          $  32,959
         Product development                              359                370
                                                    ---------          ---------
              Total revenues                        $  37,180          $  33,329
Cost of goods sold                                  $  38,883          $  33,159
Net loss                                            $ (17,854)         $ (46,080)
Net loss per share                                  $    (.30)         $    (.72)

                Fiscal 1996
--------------------------------------------
(In thousands, except per share amounts)
                                                                              Quarter Ended
                                                 -------------------------------------------------------------------------
                                                    Sep 30              Dec 31             Mar 31             June 30
                                                 --------------     ---------------     --------------     ---------------
Revenues:
         Product sales                              $   8,812          $  11,128           $  17,326          $  58,457
         Product development                              300                550                 225              8,197
                                                    ---------          ---------           ---------          ---------
              Total revenues                        $   9,112          $  11,678           $  17,551          $  66,654
Cost of goods sold                                  $  12,141          $   9,958           $  13,173          $  55,131
Net loss                                            $ (10,374)         $  (5,730)          $ (76,955)         $  (3,955)
Net loss per share                                  $    (.34)         $    (.19)          $   (2.52)         $   (0.07)

                Fiscal 1995
--------------------------------------------
(In thousands, except per share amounts)
                                                                              Quarter Ended
                                                 -------------------------------------------------------------------------
                                                    Sep 30              Dec 31             Mar 31             June 30
                                                 --------------     ---------------     --------------     ---------------
Revenues:
         Product sales                              $   6,263          $   8,850           $  18,399          $  15,460
         Product development                              267              4,166                 797              1,229
                                                    ---------          ---------           ---------          ---------
              Total revenues                        $   6,530          $  13,016           $  19,196          $  16,689
Cost of goods sold                                  $   8,719          $  10,336           $  15,039          $  19,584
Net loss                                            $  (9,538)         $  (5,648)          $  (4,459)         $ (10,957)
Net loss per share                                  $    (.35)         $    (.19)          $    (.15)         $    (.36)



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Board of Directors of Calgene, Inc. (the "Company") is as follows:

       Name                Age                         Principal Occupation                         Director Since

Patrick J. Fortune.........49   Chief Information Officer of Monsanto Company                             1996

Robert T. Fraley...........43   President of Ceregen (a business unit of Monsanto Company)                1996

Michael R. Hogan...........43   Vice President and Corporate Controller of Monsanto Company               1996

Lloyd M. Kunimoto..........43   President and Acting Chief Executive Officer of the Company               1996

Howard D. Palefsky.........49   Chairman of Collagen Corporation                                          1986

John E. Robson.............66   Senior Advisory of Robertson, Stephens & Company                          1996

Roger H. Salquist          55   Principal of the Craves Group; Former Chairman and Chief Executive
                                Officer of the Company                                                    1981

Allen J. Vangelos..........64   President and Chief Executive Officer of Calavo Growers of                1994
                                California

Hendrik A. Verfaillie......51   Executive Vice President of Monsanto Company                              1996

     There is no family relationship between any director and any other director or executive officer of the Company.

     Mr. Fortune was appointed Corporate Vice President, Information Technology and Chief Information Officer of Monsanto Company in October 1995. From August 1994 to August 1995, Mr. Fortune was president and Chief Operating Officer of Coram-Healthcare Corporation, whose business is home infusion therapy for cancer and AIDS patients. From 1991 to 1994, Mr. Fortune was Corporate Vice President, Information Management for Bristol-Meyers Squibb. From 1989 to 1991, Mr. Fortune was Senior Vice President and General Manager of Packaging Corporation of America, prior to which he served as Vice President, Information Services and Corporate Vice President of the Parenterals Group of Baxter International. He is also a member of the Board of Directors of Parexel Corporation, a clinical research organization, and serves on the Board of Visitors of the School of Physical Sciences at the University of Chicago.

     Mr. Fraley was named President of Ceregen, a business unit of Monsanto, in 1995. From 1993 to 1995, Mr. Fraley was Vice President, New Products Division, of the Monsanto Agricultural Products Group. From 1990 to 1993, Mr. Fraley was Vice President, Research and Development, New Products Division, of the Monsanto Agricultural Products Group. Mr. Fraley is a director of Dekalb Genetics Corp., an agricultural products company.

     Mr. Hogan was appointed Corporate Vice President and Corporate Controller of Monsanto Company in January 1996. From 1986 to 1995, Mr. Hogan was Executive Vice President of General American Life and while holding such position also served as president and Director of Gencare Health Systems, Inc. and its predecessor organization from 1990 through 1994.

     Mr. Kunimoto has been the President and Acting Chief Executive Officer of the Company since July 1996. From June 1995 to July 1996, Mr. Kunimoto served as Vice President of Strategic Planning and Business Development. From November 1983 to June 1995, Mr. Kunimoto served in several senior management positions with the Company.

     Mr. Palefsky has been Chairman of Collagen Corporation, a medical products company, since 1995. Mr. Palefsky was Chief Executive Officer of Collagen Corporation, from 1978 to 1997 and served as president from 1978 to 1995. He is also a director of Target Therapeutics, Inc. and Innovasive Devices, Inc., both medical products companies.

     Mr. Robson has been a Senior Advisor of Robertson, Stephens & Company since 1993. From 1989 to 1992, Mr. Robson was Deputy Secretary of the United States Treasury. Mr. Robson is also a director of Monsanto Company, a chemicals, pharmaceuticals and agricultural products company, Northrop Grumman Corporation, an aerospace and defense company, and Security Capital Industrial Trust, a real estate investment trust.

     Mr. Salquist has been a principal of the Craves Group, a private merchant bank since February 1997. Mr. Salquist had previously served as an executive officer of the Company since September 1983 and its Chief Executive Officer since November 1985. Mr. Salquist is a director of Collagen Corporation, a medical products company.

     Mr. Vangelos has been the President and Chief Executive Officer of Calavo Growers of California since September 1986, prior to which he held management positions at Castle & Cooke, including Vice President and General Manager of Processed Products and President of International Diversified Business and Fresh Marketing. From 1980 to 1984, he was the Chief Executive Office of Impact corporate Group, a food brokerage company. Mr. Vangelos was the 1993 Chairman of the Board of Directors of the Agricultural Council of California and a past Chairman of the United Fresh Fruit and Vegetable Association.

     Mr. Verfaillie was appointed an Executive Vice President of Monsanto Company in July 1995. Prior to this he served as President of The Agricultural Group, Vice President and Advisory Director--Monsanto Company from 1993 to 1995, Vice President and General Manager, Roundup Division--The Agricultural Group from 1990 to 1993, and Vice President-Commercial Development--Monsanto Agricultural Company from 1986 to 1990.

Board Meetings, Committees and Director Compensation

     The Board of Directors of the Company (the "Board") held five meetings during the six month fiscal period ended December 31, 1996. No nominee attended fewer than 75% of the meetings of the Board of Directors and of the committee of the Board on which he served that were held during the period of the director's service.

     The Board has an Audit Committee, a Human Resources Committee and a Replacement/Retention Committee. From time to time, the Board has created various ad hoc committees for special purposes.

     The Audit Committee consists of Messrs. Salquist, Fortune, Fraley, and Hogan. The Audit Committee held three meetings in the last fiscal period. The Audit Committee recommends engagement of the Company's independent auditors and is primarily responsible for approving the services performed by the Company's independent auditors and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

     The Human Resources Committee consists of Messrs. Vangelos, Verfaillie, Palefsky and Robson. The Human Resources Committee held two meetings during the fiscal period. The Human Resources Committee considers and makes recommendations to the Calgene Board of Directors concerning general compensation policies and employee benefit plans and specifically recommends salary levels and bonus awards for certain senior executive officers, including the Chief Executive Officer. The Human Resources Committee also administers Calgene's stock option plans and has sole authority to grant options to officers.

     The Retention/Replacement Committee consists of Messrs. Palefsky, Verfaillie and Robson. The Retention/Replacement Committee is responsible for the retention and/or replacement of all of the executive officers of the Company. Under the terms of the Restated Stockholders Agreement, the Retention/Replacement Committee was eliminated, thus leaving the Calgene Board of Directors thereafter responsible for the retention and/or replacement of all of the executive officers of the Company.

     Directors who are not also employees of the Company or Monsanto or their subsidiaries receive a fee of $1,000 per meeting ($250 per telephone meeting) attended, $500 per Board committee meeting attended (unless held on the same day as a Board meeting) and a monthly retainer of $1,000, plus out-of-pocket travel expenses. Prior to April 1, 1996 directors received an annual retainer of $3,000 (accruing and payable $250 per month). Under the 1996 Stock Option Plan, non-employee directors (excluding directors employed by Monsanto) receive an option to purchase 10,000 shares of Common Stock at the time of their initial election to the Board, and receive annually thereafter options to purchase 3,000 shares of Common Stock. These automatically granted options have terms of five years (subject to continued service on the Board), become exercisable in equal monthly increments over the twelve months following the respective grant dates and have exercise prices equal to the fair market value of the Common Stock on their dates of grants. On March 25, 1996, annual options were automatically granted to each of the nonemployee directors then serving (excluding directors employed by Monsanto) at an exercise price of $6.00 per share.

     There we no consulting fees paid to directors in the six month fiscal period ended December 31, 1996.

     In addition to the fees listed above, Monsanto Company transferred to Mr. Robson 15,000 shares of Common Stock of the Company pursuant to the terms of a letter agreement dated May 6, 1996 between John E. Robson and Monsanto Company. Such shares are subject to a three-year vesting period, under which 33 1/3% of the total number of shares originally granted become non-forfeitable on each March 31 commencing March 31, 1997.


ITEM 11.   EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

     The following table provides certain summary information concerning compensation earned during the last two fiscal years and the six month fiscal period ended December 31, 1996 by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company who were serving at December 31, 1996 (the "named executive officers"). The table also includes such information for one former executive officer who at December 31, 1996 was no longer employed by the Company or a subsidiary of the Company.

                                            SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                          Compensation
                                                          Compensation (1)                   Awards
                                              -----------------------------------------  ----------------
                                                                        Other Annual       Securities         All Other
                                 Fiscal         Salary       Bonus      Compensation       Underlying        Compensation
 Name and Principal Position   Period (7)         ($)         ($)            ($)           Options (#)           $(2)
 ---------------------------  --------------  ------------  ---------  ----------------  ----------------  -----------------
Roger H. Salquist (3)(4)       Transition        61,346           --       905,000                --               423
   Former Chairman of the         1996          275,577           --            --                --             3,596
   Board and Chief Executive      1995          242,404           --            --           100,000             1,212
   Officer                        1994          225,865           --            --           104,762                --

Andrew M. Baum                 Transition        81,231           --            --                --               738
   Vice President                 1996          160,046           --            --            40,000             3,280
                                  1995          162,600       10,000            --            25,000               840
                                  1994          154,592           --            --                --                --

Jeffrey D. Gargiulo            Transition       165,125           --            --                --                --
   Chief Executive Officer        1996           75,000           --            --           100,000                --
   Gargiulo, Inc.

Lloyd M. Kunimoto (5)          Transition        97,615           --            --                --               985
   Chief Executive Officer        1996          140,000       50,000            --            50,000             2,800
                                  1995          140,538       10,000            --            25,000               754
                                  1994          135,519        4,808            --                --                --

Christian Leleu (6)            Transition        73,673           --        23,321                --             1,227
   Chief Financial Officer        1996           35,000           --        90,834           100,000                --

Richard Stonard                Transition        76,154           --            --                --             1,500
   Chief Technical Officer        1996           37,500           --            --           100,000                --

(1) Includes amounts earned in the fiscal year even if paid in the subsequent fiscal year or deferred pursuant to the Company's 401(k) savings plan. Excludes amounts paid during the fiscal year that were earned in a prior year.
(2) Amounts reported as "All Other Compensation" represent the Company's matching contributions under its 401(k) savings plan.
(3) The options shown in the table as granted to Mr. Salquist in fiscal 1994 were originally granted in 1987 for a six-year term and extended for four additional years in fiscal 1994.
(4) In August 1996, Mr. Salquist resigned as Chairman of the Board and Chief Executive Officer. Mr. Salquist remains as a member of the Board and has also become a consultant to the Company. See "Executive Compensation--Change of Control Employment Agreements."
(5) Since the resignation of Mr. Salquist, Mr. Kunimoto served as Acting Chief Executive Officer. (6) Mr. Leleu's "other annual compensation" in the transition period and fiscal 1996 consisted of reimbursement of relocation expenses.
(7) The "Transition" fiscal period is for the six month period ended December 31, 1996.

Change of Control Employment Agreements

     Mr. Salquist entered into a Change of Control Employment Agreement, dated as of July 19, 1995, with the Company. The agreement became effective only upon a Change of Control (as defined) of the Company and provides that, if the employment of the officer is terminated by the Company without Cause (as defined) or by the officer for Good Reason (as defined) within the three-year term of the agreement or if he resigns upon the six-month of three-year anniversaries of the effective date of the agreement, the officer shall receive severance benefits that include a payment equal to 2.99 times his base salary and average bonus for the prior three fiscal years. For purposes of such agreements, a Change of Control included the closing of the transaction on March 31, 1996 pursuant to which Monsanto Company acquired a 49.9% equity interest in the Company.

     In connection with his resignation in August 1996, Mr. Salquist and the Company entered into an amendment to his Change of Control Employment Agreement pursuant to which Mr. Salquist agreed that payments required to be made to him under such agreement would be paid over a 13 month period rather than in a lump sum. The amended agreement provided for the payment of $315,000 upon Mr. Salquist's resignation and monthly payments of $25,000 during a 12 month consulting period and an additional payment of $290,000 at the end of the 12 month period.

     On May 31, 1996, Mr. Motroni and the Company entered into an amendment to his Change of Control Employment Agreement pursuant to which Mr. Motroni agreed to remain in the employ of the Company until the earlier of (i) May 31, 1997, or
(ii) the occurrence, after May 31, 1996, of any event that constitutes Good Reason (as defined) in consideration of the Company's payment to Mr. Motroni or $100,000. In addition, the amended agreement provides for the payment to Mr. Motroni of $335,000 upon the earliest of (i) the cessation of his employment for any reason after May 31, 1997, (ii) the termination of his employment without Cause (as defined) or by reason of death, or (iii) his resignation as a result of the occurrence of any event that constitutes Good Reason.

Stock Option Tables

     No stock options were granted in the six month fiscal period ended December 31, 1996 to the named executive officers in the Summary Compensation Table.

Options Exercises and Fiscal Period-End Values

     The following table shows stock options exercised by the named executive officers in the Summary Compensation Table during the six month fiscal period ended December 31, 1996, the aggregate value of gains on the dates of exercise, the number of shares covered by both exercisable and non-exercisable stock options as of fiscal year-end, and the year-end values for such options.

                                  Aggregated Option Exercises in Last Fiscal Year
                                         and Fiscal Year End Option Values

                                                      Number of Shares Underlying         Value of Unexercised
                                                        Unexercised Options at          In-the-Money Options at
                                                         December 31, 1996 (#)          December 31, 1996 ($)(1)
                                                     ------------------------------  -------------------------------
                         Shares          Value
                       Acquired on      Realized
                      Exercise (#)       ($)(1)      Exercisable    Unexercisable    Exercisable     Unexercisable
                      --------------  -------------  -------------  ---------------  -------------  ----------------
Roger Salquist             --              --          217,262           77,500           --              --

Andrew M. Baum             --              --           45,098           54,902           --              --

Jeffrey Gargiulo           --              --           11,667           88,333           --              --

Lloyd M. Kunimoto          --              --           35,848           64,152           --              --

Christian Leleu            --              --            6,667           93,333           --              --

Richard Stonard            --              --           18,333           81,667            930            3,720

(1) Value is based on market value of the Common Stock at exercise date (for value realized), or at December 31, 1996 (for value of unexercised options), minus the option exercise price.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 1997, by each director, by each executive officer shown in the Summary Compensation Table (see "Executive Compensation"), by all directors and executive officers as a group and by each person known by the Company to be a beneficial owner of more than 5% of the shares outstanding.


                                                                        Shares Beneficially       Approximate
                                                                             Owned (1)         Percent Owned (2)
                                                                        ---------------------  -------------------
Andrew M. Baum ..................................................                57,780                *
Patrick J. Fortune ..............................................                --                    --
Robert T. Fraley ................................................                --                    --
Jeffrey D. Gargiulo .............................................                16,667                *
Michael R. Hogan ................................................                --                    --
Lloyd M. Kunimoto ...............................................                42,226                *
Christian Leleu .................................................                30,833                *
Howard D. Palefsky ..............................................                17,000                *
John E. Robson ..................................................                30,000                *
Roger H. Salquist ...............................................               248,340                *
Richard Stonard .................................................                23,333                *
Allen J. Vangelos ...............................................                21,600                *
Hendrik A. Verfaillie ...........................................                --                    --
All executive officers and directors as a group (16 persons) ....               598,654                *
Monsanto Company.................................................            36,396,114               54.5%
     800 North Lindbergh Boulevard
     St. Louis, MO  63137
Travelers Group Inc..............................................             4,076,654                6.1%
     388 Greenwich Street
     New York, NY  10013(3)

*    Less than 1%.
(1) The Company believes that all beneficial owners named in the table have sole voting and investment power with respect to the shares they beneficially own. The shares shown in the table to be beneficially owned include any shares that the person has the right to acquire within 60 days of January 31, 1997, by exercise of any stock option for which the Company has knowledge. The shares subject to such options are as follows: Mr. Baum; 49,079: Mr. Gargiulo; 16,667: Mr. Leleu; 20,833: Mr. Stonard; 23,333: Mr.
     Kunimoto; 35,329: Mr. Palefsky; 17,000: Mr. Robson; 15,000: Mr. Salquist; 224,762: Mr. Vangelos; 21,000: and all executive officers and directors as a group; 531,804.
(2) Percent of the 66,729,861 outstanding shares of Common Stock, counting as outstanding for each named person all shares issuable to such person on exercise of options that are included in the first column.
(3) Based on a Schedule 13G filed on January 22, 1997, with respect to beneficial ownership as of December 31, 1996. The total includes 4,076,654 shares beneficially owned by Smith Barney Holdings Inc.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Agreements with Monsanto

    Reorganization Agreement. On October 13, 1995, the Company and Monsanto entered into an Agreement and Plan of Reorganization ("Reorganization Agreement") and certain other agreements whereby Monsanto contributed all of the outstanding shares of capital stock of Tomato Investment Associates, Inc., a wholly-owned subsidiary of Monsanto ("TIA"), whose principal asset was the entire equity interest in Gargiulo, L.P., $30 million in cash and certain technology licenses in exchange for a 49.9% equity interest in the Company. In connection with the Reorganization Agreement, a total of 30,146,114 shares of

Common Stock of the Company were issued to Monsanto. The Reorganization Agreement was approved by the stockholders of the Company on March 25, 1996. On March 31, 1996 (the "Effective Time"), the Company and Monsanto consummated the transactions contemplated by the Reorganization Agreement which included entering into the agreements discussed below. Subsequent to the Effective Date, Gargiulo L.P. was merged into TIA and TIA changed its name to "Gargiulo, Inc."

    Stock Purchase Agreement. On September 27, 1996, the Company entered into a Stock Purchase Agreement with Monsanto (the "Stock Purchase Agreement"), pursuant to which (i) the Company sold and issued to Monsanto, and Monsanto purchased 6,250,000 shares of Common Stock of the Company (the "Additional Shares"), at $8.00 per share, for an aggregate purchase price of $50 million, thereby increasing Monsanto's ownership interest in shares of Calgene Common Stock from 49.9% to approximately 54.6% (without giving effect to the exercise of outstanding options and warrants), (ii) Monsanto and Calgene agreed to enter into a Restated Stockholders Agreement ("Restated Stockholders Agreement") amending and restating the Stockholders Agreement dated March 31, 1996 ("Stockholders Agreement"), and (iii) the Restated Certificate of Incorporation was amended to reflect the amendments to the Stockholders Agreement contemplated by the Restated Stockholders Agreement. As a consequence of the transaction, Monsanto owned approximately 36,396,114 shares of Common Stock of the Company, representing approximately 54.6% of the issued and outstanding shares of Common Stock of the Company.

     Stockholders Agreement and Restated Stockholders Agreement. On March 31, 1996, the Company and Monsanto entered into a Stockholders Agreement. On November 12, 1996, Calgene and Monsanto entered into the Restated Stockholders Agreement which amends and restates the existing Stockholders Agreement. The following is a summary of the Stockholders Agreement as amended by the Restated Stockholders Agreement ("the Stockholders Agreement").

Composition of the Calgene Board.

     Composition of the Calgene Board and the manner of selecting members thereof shall be as follows:

         (a) Until otherwise changed in accordance with the Restated Stockholders Agreement, the Board of Directors of Calgene shall be comprised of nine Directors consisting of one Company Management Director, three Independent Directors and five Directors designated by Monsanto, at least one of which shall be an Independent Director.

         (b) At any time that Monsanto's Percentage Interest is at least seventy percent (70%), Calgene shall nominate (i) six directors designated by Monsanto which shall consist of one Company Management Director and five Monsanto directors (including at least one Independent Director) and (ii) three Independent Directors. At such time as Monsanto's Percentage Interest is at least ninety-nine percent (99%), Calgene shall nominate nine directors designated by Monsanto.

     If an when Monsanto's Percentage Interest is less than 40%, 20%, 10% or 5%, the number of directors designated by Monsanto is reduced to three, two, one and zero, respectively.

     The Stockholders Agreement also provides that the Board of Directors, by unanimous action, may increase the number of directors comprising the Board and may elect, or nominate for election, the director(s) to fill the vacancy or vacancies created by such increase.

     Registration Rights. The Stockholders Agreement provides Monsanto and certain assignees may, subject to certain conditions and limitations, require Calgene, whether or not Calgene proposes to register its Common Stock for sale, to register with the Securities and Exchange Commission all or part of the shares held by Monsanto. The Restated Stockholders Agreement provides that the Additional Shares acquired by Monsanto pursuant to the Stock Purchase Agreement shall also be entitled to these registration rights. Calgene is not required to effect such a registration prior to September 30, 1998, unless an event of default has occurred and is continuing under the Credit Agreements. See "Certain Transactions--Credit Agreements."

     Anti-Dilution Rights. If at any time Calgene agrees to sell shares of Calgene Common Stock or other securities having the right to vote generally in any election of directors of Calgene (collectively, "Calgene Securities") in a private or public offering (other than pursuant to Calgene stock option plans), Monsanto is entitled to notice of such proposed sale and has the right, but not the obligation, to acquire all or any portion of the Calgene Securities to be offered for sale sufficient for Monsanto to maintain, after the consummation of the proposed offering, the same percentage of ownership of Calgene Securities as Monsanto possessed immediately prior to such offering. With respect to shares of Calgene Securities issued pursuant to Calgene's stock option plans, Monsanto shall have the right to maintain its percentage ownership of issued and outstanding Calgene Securities by making open market purchases in accordance with the Stockholders Agreement. This provision is unchanged by the Restated Stockholders Agreement.

     Limitations on Monsanto's Ownership of Calgene Securities. The Stockholders Agreement provides that until September 30, 1998 Monsanto may not increase its Percentage Interest above 54.6% except in limited circumstances such as:

     (a) conversion of principal and/or interest under the Credit Agreements;

     (b) issuance of Calgene Securities in an asset sale by Monsanto to Calgene;

     (c) A tender offer for 100% of the publicly held shares, provided that the price must be approved by disinterested directors and supported by a fairness opinion by an investment banking firm.

     Limitations on Monsanto's Resale of Calgene Securities. Monsanto shall not, directly or indirectly, sell any Calgene Securities (other than to an affiliate) except as follows: (a) on and after March 31, 1997, Monsanto may sell Calgene Securities (i) as part of a joint venture, merger or sale of all or substantially all of its current Crop Protection business unit, as such business may be subsequently renamed or reorganized, or (ii) pursuant to a tender offer by a third party to the stockholders of Calgene; (b) after September 30, 1998, in addition to the rights set forth in (a) above, Monsanto may sell Calgene Securities (ii) in a registered public offering pursuant to the registration rights granted to Monsanto under the Stockholders Agreement; (ii) through sales pursuant to Rule 144 under the Securities Act of 1933 (the "Securities Act");
(iii) through sales of not more than 10% of the total issued and outstanding Calgene Securities to a Non-Financial Purchaser (as defined in the Stockholders Agreement); or (iv) through sales to a Financial Purchaser (as defined in the Stockholders Agreement); (c) after September 30, 1999, in addition to the rights set forth in (a) and (b) above, Monsanto may sell Calgene Securities through a private sale of 35% or more of the total issued and outstanding Calgene Securities to a Non-financial Purchaser under circumstances where such third party assumes the applicable and proportionate rights and obligations of Monsanto under the Stockholders Agreement and the other transaction agreements; and (d) notwithstanding the foregoing, at any time, Monsanto may sell Calgene Securities issued to Monsanto upon conversion by Monsanto of principal or accrued interest under the Credit Agreements after the occurrence of an event of default (see "Certain Transactions--Credit Agreements" ).

     Approval Required for Certain Actions.

     The Restated Stockholder Agreement provides that:

     (a) Until the earlier of (i) March 31, 1999 or (ii) such time as Monsanto's Percentage Interest is at least seventy percent (70%), a majority of the Calgene Board, including at least two Company Directors, shall be required to approve any of the following: (i) the entry by the Company or any of its Affiliates into any merger or consolidation or the acquisition by the Company or any of its Affiliates of any business or assets that would constitute more than 10% of the Company's total assets determined on a consolidated basis (a "Substantial Part"); (ii) the sale, pledge, grant of security interest in transfer, retirement or other disposal of a Substantial Part of the Company, except pursuant to a security interest granted in connection with borrowings permitted under the Restated Stockholders Agreement or the pledge or granting of a security interest in certain intangible property as further described in the Restated Stockholders Agreement; (iii) the establishment of any new committees of the Calgene Board or new or revised delegations of Calgene Board authority to any Calgene Board committee or changes or revisions to general delegations of authority to officers or other persons for categories of expenditures; (iv) the election, appointment or removal of the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer of the Company and its successors and the establishment of its annual or long-term compensation level and benefits (other than agreements in effect at the Effective Time); provided, however, that Monsanto shall have the right to select the Chief Technical Officer of the Company and a controller reporting to the Chief Financial Officer of the Company; (v) approval of the Operating Plan and Strategic Plan of the Company and its Affiliates, as well as the annual operating plan and long-term strategic plan for the Gargiulo business, to be submitted to the Calgene Board annually for approval, and any material changes thereto; (vi) any modification of the Transaction Agreements; or (vii) any transaction between the Company (and its Affiliates) and Monsanto or any Affiliate of Monsanto.

     (b) From and after March 31, 1999, and until Monsanto's Percentage Interest is at least 99%, neither Monsanto nor any of the Affiliates shall enter into any transaction with Calgene or any of its Affiliates without the approval of at least two Company Directors.

Credit Agreements

    Calgene Credit Facility Agreement

    On March 31, 1996, Monsanto and Calgene entered into the Calgene Credit Facility Agreement pursuant to which Monsanto shall, during the Commitment Period (as hereinafter defined), and subject to the terms and conditions contained therein, make, at the request of Calgene, three consecutive one-year loans of up to $15 million each (each a "Calgene Loan" and together the "Calgene Loans"), collectively totaling not more than $45,000,000. At no time shall the outstanding principal of all Calgene Loans exceed $15 million. Prior to the occurrence of an Event of Default (as defined in the Calgene Credit Facility Agreement), Calgene may borrow, repay and reborrow under each Calgene Loan, each such borrowing or reborrowing being an "Advance." The "Commitment Period" began on March 31, 1996 and ends on the earlier of September 30, 1998, or such earlier time that Monsanto terminates its obligations to make further Advances under the Calgene Credit Facility Agreement. The Calgene Loans made pursuant to the
Calgene Credit Facility Agreement are to be secured by the joint and several guaranty of the subsidiaries of Calgene.

    Prior to the occurrence of an Event of Default, the Calgene Loans bear interest at the per annum rate equal to 2.00% above Citibank's published prime rate (the "Calgene Base Rate"), and following an Event of Default at the per annum rate equal to 3.00% above the Calgene Base Rate. During the continuance of an Event of Default, Calgene shall have no right to obtain any new Advances under this Agreement. The Calgene Loans may be prepaid in whole or in part at any time after giving at least three days prior written notice to Monsanto.

    In lieu of repayment of outstanding principal and accrued interest on each Calgene Loan, Calgene, subject to Monsanto's right to require Calgene to sell shares and pay cash, as provided below, may elect to convert all or any portion of the principal and accrued interest due under the applicable Calgene Loan (the "Conversion Amount") into shares of Calgene Common Stock at the average of the closing market price for such shares during the thirty trading days immediately preceding the applicable maturity date for such Calgene Loan.

     Monsanto may, in its sole discretion and within five business days after its receipt of notice from Calgene that Calgene intends to exercise Calgene's rights to convert the Conversion Amount, give written notice to Calgene stating that (i) all or any part of the Conversion Amount shall be payable in cash (the "Alternative Conversion Amount"), (ii) Calgene shall, at its expense, sell publicly such number of shares of its common stock as Monsanto would have received if the Alternative Conversion Amount had been converted as described above and (iii) the net proceeds of such sale shall be paid by Calgene to Monsanto in full payment and satisfaction of such Alternative Conversion Amount.

     Upon any such conversion, the Conversion Amount shall first be applied to reduce the accrued interest due on the applicable Calgene Loan as of the applicable maturity date, and any remaining portion of the Conversion Amount shall be applied to reduce the principal due on such Calgene Loan. In any event, on each annual Maturity Date (as defined in the Calgene Credit Facility Agreement), all outstanding principal and accrued interest not converted by Calgene into shares of Calgene Common Stock shall be repaid in full to Monsanto.

     Upon the occurrence and during the continuation of an Event of Default, for a period of thirty (30) days from the occurrence of the Event of Default, Calgene, subject to Monsanto's right to require Calgene to sell shares and pay cash, as described above, may similarly elect to convert all or any portion of the principal and accrued interest under any outstanding Calgene Loan into shares of Calgene Common Stock. If Calgene does not elect to exercise its conversion rights upon such an Event of Default, Monsanto may, in addition to its other remedies, elect to convert all or a portion of the remaining principal and accrued interest under such Calgene Loan into shares of Calgene Common Stock at the average of the closing market prices for such shares during the thirty days preceding such Event of Default. In no event, however, shall Monsanto elect to convert principal and accrued interest into more than 3,000,000 shares of Calgene Common Stock (as such number is adjusted for stock dividends, stock splits and similar events affecting holders of Calgene's common stock).

     The obligation of Monsanto to provide Advances is subject to the fulfillment of certain conditions, including, among others: (i) the continued accuracy of all representations and warranties made by Calgene and its subsidiaries; (ii) the compliance with all covenants contained in the Calgene Credit Facility Agreement; (iii) no event shall have occurred which would constitute an Event of Default or Potential Event of Default (as defined in the Calgene Credit Facility Agreement); or (iv) there shall not have occurred any circumstance which could reasonably be expected to have a material adverse effect on (A) the business, assets, operations or financial condition of Calgene and its subsidiaries, taken as a whole, or (B) the ability of the Company and its subsidiaries to perform their obligations under the Calgene Credit Facility Agreement.

     The covenants contained in the Calgene Credit Facility Agreement require Calgene to maintain a minimum consolidated net worth of not less than $10 million and a minimum consolidated working capital of not less than $5 million. The Calgene Credit Facility Agreement also requires that Calgene and its subsidiaries meet certain specified financial ratios, including a ratio of total long-term liabilities to net worth and a current ratio. In addition, the Calgene Credit Facility Agreement imposes a number of limitations on Calgene with respect to future acquisitions, liens, mergers and the sale of assets, loans and investments, guaranties, capital expenditures, the payment of dividends and the incurrence of indebtedness. The existence of these covenants could limit Calgene's ability to finance the growth of its existing operations if cash flows were to decrease substantially or if expenses were to increase substantially. These covenants would also limit Calgene's ability to engage in additional acquisitions that would significantly increase the ratio of long-term indebtedness to net worth following such acquisitions. The failure of Calgene to satisfy these covenants would cause an Event of Default which could have a material adverse effect on its business and results of operations.

     All of the Calgene Loans shall be subordinated and subject in right of payment to the prior payment in full of a certain senior indebtedness of Calgene as more fully described in the Calgene Credit Facility Agreement. No payment on account of principal or interest on the Calgene Loans shall be made if at the time of such payment or immediately after giving the effect thereto: (i) there shall exist a default in any payment with respect to any such senior indebtedness or (ii) there shall have occurred an event of default (other than a default in the payment of amounts due thereon) with respect to any such senior indebtedness.

     As of December 31, 1996, there was no outstanding balance of principal and interest under the Calgene Credit Facility Agreement.

  Gargiulo Credit Facility Agreement

    On March 31, 1996, Monsanto and Calgene entered into the Gargiulo Credit Facility Agreement pursuant to which Monsanto shall, during the Commitment Period (as hereinafter defined), and subject to the terms and conditions contained therein, make available to Calgene a revolving credit facility of up to $40 million (the "Gargiulo Loan").

    The Gargiulo Loan has been used to acquire Collier Farms and to support the branded tomato strategy of Gargiulo as determined by the Gargiulo Board of Directors (other than amounts used to finance the acquisition of Collier Farms). Prior to the occurrence of an Event of Default (as defined in the Gargiulo Credit Facility Agreement), Gargiulo may borrow, repay and reborrow, each such borrowing or reborrowing being an " Advance." In order to obtain an Advance from Monsanto under the Gargiulo Credit Facility Agreement, Gargiulo must provide documentation reasonably acceptable to Monsanto verifying that Gargiulo has reached certain milestones and achieved certain goals as set forth therein. The maximum amount of each Advance is subject to certain limitations based upon such milestones and goals. The "Commitment Period" began on March 31, 1996 and ends on the earlier of the fourth anniversary or such earlier time that Monsanto terminates its obligations to make further Advances. The Gargiulo Loan is secured by the joint and several guaranty of the subsidiaries of Calgene.

    Prior to the occurrence of an Event of Default, the Gargiulo Loan shall bear interest at the per annum rate equal to 2.00% above Citibank's published prime rate (the "Gargiulo Base Rate"), and following an Event of Default at the per annum rate equal to 3.00% above the Gargiulo Base Rate. During the continuance of an Event of Default, Calgene shall have no right to obtain any new Advances. The Gargiulo Loan may be prepaid in whole or in part at any time after giving at least three days prior written notice to Monsanto.

    The Gargiulo Loan is payable, unless extended as described below, in one payment on the fourth anniversary of the Effective Time (the "Maturity Date") in an amount equal to the lesser of (i) the Repayment Portion of the Cumulative Free Cash Flow (as defined in the Gargiulo Credit Facility Agreement) of Gargiulo from the Effective Time to the Maturity Date and (ii) the amount of the outstanding principal and accrued interest on the Gargiulo Loan. "Repayment Portion" means the sum of 20% of the first $10 million of Cumulative Free Cash Flow, 50% of the next $10 million and 80% of the remaining balance. In the event that the Repayment Portion is not sufficient to pay all of the then outstanding principal and accrued interest at the Maturity Date, the maturity date with respect to the unpaid amount of outstanding principal and interest shall be extended to the sixth anniversary of the Effective Time (the "Extended Maturity Date"). In the event the Repayment Portion of the Cumulative Free Cash Flow (less amounts previously paid) is not sufficient to pay the then outstanding principal and accrued interest at the Extended Maturity Date, Calgene shall pay Monsanto such lesser amount and Monsanto, at its sole option, may do any one or combination of the following: (i) convert all or any portion of the then outstanding principal and accrued interest into shares of Calgene Common Stock at the average of the closing market prices for such shares during the thirty trading days immediately preceding the date of such conversion, (ii) further extend the Final Maturity Date (as defined in the Gargiulo Credit Facility Agreement) upon the same terms as are contained in the Gargiulo Credit Facility Agreement, or (iii) as to any unpaid amount which is not converted under clause
(i) or for which payment is not extended pursuant to clause (ii), cause Calgene to sell publicly that number of shares of Calgene Common Stock as Monsanto would have received if such amount has been converted under clause (i) above with the net proceeds of such sale being delivered to Monsanto in full payment and satisfaction of such amount.

     Upon the occurrence and during the continuation of an Event of Default, Monsanto may, in addition to its other remedies, similarly elect to convert all or any portion of the principal and accrued interest under the Gargiulo Loan (the "Gargiulo Conversion Amount") into shares of Calgene Common Stock at the average of the closing market prices for such shares during the thirty days preceding such Event of Default. In no event, however, shall Monsanto elect to convert principal and accrued interest into more than 8,000,000 shares of Calgene Common Stock (as such number is adjusted for stock dividends, stock splits and similar events affecting holders of Calgene's common stock). Upon any such conversion, the Gargiulo Conversion Amount shall first be applied to reduce the accrued interest due on the Gargiulo Loan, and any remaining portion of the Gargiulo Conversion Amount shall be applied to reduce the principal due on such Gargiulo Loan.

     The obligation of Monsanto to provide Advances is subject to the fulfillment of certain conditions, including, among others: (i) the continued accuracy of all representations and warranties made by Calgene and its subsidiaries; (ii) the compliance with all covenants contained in the Gargiulo Credit Facility Agreement; (iii) no event shall have occurred which would constitute an Event of Default or Potential Event of Default (as defined in the Gargiulo Credit Facility Agreement); or (iv) there shall not have occurred any circumstance which could reasonably be expected to have a material adverse effect on (A) the business, assets, operations or financial condition of Calgene and its subsidiaries, taken as a whole or (B) the ability of the Company and its subsidiaries to perform their obligations under the Gargiulo Credit Facility Agreement.

     The covenants contained in the Gargiulo Credit Facility Agreement require Calgene to maintain a minimum consolidated net worth of not less than $ 10 million and a minimum consolidated working capital of not less than $5 million. The Gargiulo Credit Facility Agreement also requires that Calgene and its subsidiaries meet certain specified financial ratios, including a ratio of total long-term liabilities to net worth and a current ratio. In addition, the Gargiulo Credit Facility Agreement imposes a number of limitations on Calgene and each of its subsidiaries with respect to future acquisitions, liens, mergers and the sale of assets, loans and investments, guaranties, capital expenditures, the payment of dividends and the incurrence of indebtedness. The existence of these covenants could limit Calgene's ability to finance the growth of its existing operations if cash flows were to decrease substantially or if expenses were to increase substantially. These covenants would also limit Calgene's ability to engage in additional acquisitions that would significantly increase the ratio of long-term indebtedness to net worth following such acquisitions. The failure of Calgene to satisfy these covenants would cause an Event of Default which could have a material adverse effect on its business and results of operations.

     The Gargiulo Loan is to be subordinated and subject in right of payment to the prior payment in full of certain senior indebtedness of Calgene as more fully described in the Gargiulo Credit Facility Agreement. No payment on account of principal or interest on the Gargiulo Loan shall be made if at the time of such payment or immediately after giving the effect thereto, (i) there shall exist a default in any payment with respect to any such senior indebtedness or

(ii) there shall have occurred an event of default (other than a default in the payment of amounts due thereon) with respect to any such senior indebtedness.

     As of December 31, 1996, the outstanding balance of principal and interest under the Gargiulo Credit Facility Agreement was $24.8 million.

License Agreements

      As part of the Initial Monsanto Transaction in March 1996, Monsanto contributed certain technology licenses to Calgene pursuant to various license agreements and letter agreements. The technologies underlying the License Agreements are summarized below.

     ACC Synthase and ACC Deaminase. ACC is a precursor of ethylene, a plant growth regulator that induces ripening in certain fruits. By reducing the amount of ACC available for conversion into ethylene, the ripening process can be delayed. Control of the ripening process may enable Calgene to improve the efficiency of its tomato production operations. Calgene will be granted non-exclusive, perpetual, royalty-free rights to the ACC synthase and ACC deaminase genes for use in certain produce crops and shall be able to practice under Monsanto's ACC Synthase license from the USDA.

    Fruit-specific Promoters. Promoters control the expression of genes in each plant cell. In order for certain genes to function in a beneficial manner, expression of these genes must be restricted to certain parts of the plant. Fruit-specific promoters provide a means of limiting gene expression to the fruit. For example, these promoters may be useful in regulating carbohydrate metabolism (e.g., sugar content) in ripening fruits such as tomatoes and strawberries. Calgene has been granted non-exclusive, perpetual, royalty-free rights to certain fruit-specific promoters for use in certain produce crops.

    Virus Resistance Genes. Virus infection is known to significantly reduce the yields of certain crops, including tomatoes. Monsanto has developed methods of interfering with viral replication in engineered plants, which slows the rate and degree of infection, and reduces the yield loss resulting from the infection. Calgene has been granted non-exclusive, perpetual, royalty-free or royalty-bearing rights to certain aspects of Monsanto's patent estate related to the engineering of virus resistance into certain produce crops.

    FAD 3 Gene. The FAD 3 gene controls the relative amount of polyunsaturated fatty acids found in plant oils, including canola oil. Calgene believes that reducing the expression of the FAD 3 gene in engineered canola plants may result in an oil with reduced linoleic and linolenic acid content. Such an oil would be a superior cooking oil, as well as a superior raw material for the production of margarine and shortening. Calgene has been granted exclusive, perpetual, royalty-bearing rights to the FAD 3 gene for use in certain oilseed crops.

    Insect Resistance Gene. Monsanto has modified genes from a soil microorganism called Bacillus thurengiensis ("B.t.") the encode proteins that are toxic to certain insects. Use of insecticides to control insects is a major cost in the production of tomatoes. Calgene has been granted non-exclusive, perpetual, royalty-free rights to Monsanto's B.t. patent estate for use in certain produce crops.

    ADP Glucose Pyrophosphorylase("ADP GPP")Gene. The ADP GPP gene is a bacterial gene involved in starch biosynthesis. By expression of this gene in plants, the starch and/or sugar content of plants can be increased. This may improve the flavor or sweetness of produce crops such as tomatoes or strawberries. Calgene has been granted non-exclusive, perpetual, royalty-free rights to Monsanto's patent estate related to ADP GPP for use in certain produce crops. Monsanto and Calgene are parties to an interference at the United States Patent and Trademark Office relating to the ADP GPP gene.

    Oil Modification Technology. Monsanto has certain patent rights and know-how related to the production of plants with altered oil compositions. By modifying oil composition it may be possible to provide temperate sources of certain tropical oils and the production of novel oil compositions. The Monsanto oil modification genes include sucrose phosphorylase, cytochrome b5 and PEP carboxylase. Calgene has been granted nonexclusive, perpetual, royalty-free rights under Monsanto's patents and know-how for use in certain oilseed crops.

  Insect Protected Cotton Direct Grower Licensing Agreement

    Calgene has entered into an agreement with Monsanto under which Calgene will participate in the direct licensing of Monsanto's B.t. technology to cotton growers. Under the terms of this agreement, Monsanto has granted to Calgene a non-exclusive, royalty-free U.S. license to use Monsanto's B.t. technology in Calgene's cottonseed products. Subject to the issuance of a Monsanto patent that covers the B.t. gene that is currently being utilized in Calgene's cottonseed product development program, Calgene would be obligated under applicable patent law to end use of its current B.t. gene and is permitted under such agreement to incorporate Monsanto's B.t. gene into its product development program over a four-year period.

    Monsanto intends to enter into license agreements directly with cotton growers. Under the terms of these agreements, cotton growers would obtain a one-time right to purchase a specified number of units of cottonseed containing Monsanto's B.t. gene in return for the payment of a license fee. Monsanto has agreed to pay to Calgene a specified percentage of the net license fees received from licensed growers who subsequently purchase Calgene's cottonseed products containing Monsanto's B.t. gene. The material terms of Calgene's agreement shall be modified to reflect any more favorable terms that may be granted to any other cottonseed company that may participate in the direct licensing program.

    Oilseed Development Agreement

    In May 1996, Calgene and Monsanto executed a broad strategic cross-licensing agreement encompassing the two companies' oilseed research programs. Under the agreement, Calgene received a royalty free license to current and future Monsanto agronomic technology for use in combination with Calgene's proprietary oils modification genes for use in developing specialty canola oil product. Monsanto received a royalty bearing license to Calgene technology to develop agronomically superior corn, soybean, canola and sunflower crops. In addition, Monsanto paid $7 million to Calgene and will pay royalties based on sales of insect resistant corn, soybean, canola and sunflower seed with increased oil content and modified meal composition utilizing Calgene technology. Also as part of the agreement, Monsanto paid Calgene $10 million in cash to help fund oilseed research and development. In exchange, Monsanto will receive a portion of the future profits from Calgene's specialty oils business.

     Kelco Agreement

     In January 1997, Calgene and The Nutra Sweet Kelco Company ("Kelco") entered into an agreement to collaborate on the development of two specialty vegetable oil products. Kelco is a wholly owned subsidiary of Monsanto Company. As part of the agreement, Kelco purchased from Calgene a nonexclusive license to certain Calgene technology for use in research purposes, an option to expand the reserach license to include commercialization rights, and certain product distribution rights.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.   Financial  Statements.   The  following   Consolidated  Financial
               Statements  and Report of  Independent  Auditors  are included in
               Part II, Item 8, of this Report:

               Report of Independent Auditors.

               Consolidated Balance Sheets -- December 31, 1996 and June 30, 1996 and 1995.

               Consolidated Statements of Operations -- Six month period ended December 31, 1996 and years ended June 30, 1996, 1995 and 1994.

               Consolidated Statements of Shareholders' Equity -- Six month period ended December 31, 1996 and years ended June 30, 1996, 1995 and 1994.

               Consolidated Statements of Cash Flows -- Six month period ended December 31, 1996 and years ended June 30, 1996, 1995 and 1994.

          2. Financial Statement Schedules. The following financial statement schedule of Calgene, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Calgene, Inc.

               Schedule for the six month period ended December 31, 1996 and years ended June 30, 1996, 1995 and 1994:

               Schedule                                                   Page

          II   Valuation and Qualifying Accounts...........................75


               All other schedules have been omitted because they are not applicable or because the required information is disclosed in the consolidated financial statements and notes thereto.

          3.   Exhibits

               See index to exhibits.

     (b)   Reports on Form 8-K:

           None

     (c)   Separate Financial Statements of Fifty Percent or Less Owned Persons:

           None.

                                                                          CALGENE, INC.

                                                                          SCHEDULE II

                                                               VALUATION AND QUALIFYING ACCOUNTS

                                        Six Months Ended December 31, 1996 and Years ended June 30 1996, 1995 and 1994
                                                                         (In thousands)


                     COLUMN A                    COLUMN B                   COLUMN C                   COLUMN D          COLUMN E
----------------------------------------     ---------------   ---------------------------------   ---------------   ---------------

                                                                            Additions
                                                               ---------------------------------
                                                Balance at       Charged to        Charged to                         Balance at
                                               beginning of      costs and          other                               end of
         Description                              period          expenses         accounts         Deductions (1)      period
         -----------                          ---------------  ---------------  ---------------    ---------------  ---------------

Six months ended December 31, 1996
----------------------------------
         Allowance for doubtful accounts          $487              $356              -                 $(136)           $707

Year ended June 30, 1996
------------------------
         Allowance for doubtful accounts          $346              $146           $540 (2)             $(545)           $487

Year ended June 30, 1995
------------------------
         Allowance for doubtful accounts          $173              $249              -                  $(76)           $346

Year ended June 30, 1994
------------------------
         Allowance for doubtful accounts          $221               $42              -                  $(90)           $173


(1)  Represents accounts recovered or written-off.

(2)  Represents the allowance for doubtful accounts acquired in connection with the acquisition of Gargiulo, Inc. in March 1996.



                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              CALGENE, INC.



                                       By: /s/Christian Leleu
                                           ------------------------------
                                           Chief Financial Officer
Dated: March 31, 1997                      (Principal Financial and Accounting
       --------------                      Officer)



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


    Signature                        Title                          Date


                           Director and Acting Chief
/s/ Lloyd M. Kunimoto      Executive Officer (Principal
Lloyd M. Kunimoto          Executive Officer)                    March 31, 1997



/s/ Christian Leleu        Chief Financial Officer
Christian Leleu            (Principal Financial and              March 31, 1997
                           Accounting Officer)




Robert Fraley              Director                              March 31, 1997



/s/ John E. Robson
John E. Robson             Director                              March 31, 1997



/s/ Hendrik A. Verfaillie
Hendrik A. Verfaillie      Director                              March 31, 1997



/s/ Howard D. Palefsky
Howard D. Palefsky         Director                              March 31, 1997



/s/ Allen J. Vangelos
Allen J. Vangelos          Director                              March 31, 1997




Patrick Fortune            Director                              March 31, 1997



/s/ Roger H. Salquist
Roger H. Salquist          Director                              March 31, 1997



/s/ Michael Hogan
Michael Hogan              Director                              March 31, 1997

                                INDEX TO EXHIBITS


       Exhibits                                                            Page
       --------                                                            ----
        2.1         Agreement and Plan of Reorganization Between
                    Calgene, Inc. and Monsanto Company dated as of
                    October 13, 1995.........................................(P)

        2.2         Stock Purchase Agreement dated as of September
                    27, 1996, between Calgene, Inc. and Monsanto
                    Company...................................................82

        3.1         Restated Certificate of Incorporation of the
                    Registrant, as amended....................................92

        3.3         By-Laws of the Registrant................................(P)

       10.0         Amended and Restated Stockholders Agreement
                    between the Registrant and Monsanto Company..............129

       10.1         Form of Credit Facility Agreement between the
                    Registrant and Monsanto Company..........................(P)

       10.2         Form of Gargiulo Credit Facility Agreement
                    between the Registrant and Monsanto Company..............(P)

       10.3         Form of ACC Deaminase License Agreement between
                    the Registrant and Monsanto Company......................(P)

       10.4         Form of ADPGPP License Agreement between the
                    Registrant and Monsanto Company..........................(P)

       10.5         Form of CMV License Agreement between the
                    Registrant and Monsanto Company..........................(P)

      *10.6         Form of FAD 3 License Agreement between the
                    Registrant and Monsanto Company..........................(P)

       10.7         Form of Fruit Specific Promoter License Agreement
                    between the Registrant and Monsanto Company..............(P)

       10.8         Form of Gemini Virus License Agreement between
                    the Registrant and Monsanto Company......................(P)

       10.9         Form of Insect Resistance License Agreement
                    between the Registrant and Monsanto Company..............(P)

       10.10        Form of Oil License Agreement between the
                    Registrant and Monsanto Company..........................(P)

       10.11        Form of Letter Agreement between Calgene, Inc.
                    and Monsanto Company with respect to license of
                    Recombinant ACC Synthase.................................(P)

       10.12        Form of Insect-Protected Cotton License and
                    Seed Services Agreement between Calgene, Inc.
                    and Monsanto Company.....................................(P)

       10.13        Second Amended and Restated Employment
                    Agreement dated October 16, 1995 between
                    Gargiulo, L.P. and Jeffrey D. Gargiulo...................(P)

       10.14        Joint Venture Agreement dated as of December 15,
                    1992 between Gargiulo, L.P. and Dresick Farms,
                    as amended June 1, 1993..................................(P)

       Exhibits                                                             Page

       10.15        Joint Venture Agreement dated as of January 1,
                    1981 between Gargiulo L.P. and Harllee-Gargiulo,
                    Inc., as amended October 31, 1989 and October 31,
                    1994.....................................................(P)

       10.16        Joint Venture Agreement dated as of October 31,
                    1994 between Gargiulo Mexico, L.L.C. and Hermanos
                    Ley......................................................(P)

       10.17        Marketing Agreement dated as of September 1,
                    1988 between Gargiulo, Inc. and Harllee-Gargiulo, Inc....(P)

       10.18        Change of Control Employment Agreement dated
                    as of July 19, 1995, between Calgene, Inc.
                    and Roger H. Salquist....................................(P)

       10.19        Change of Control Employment Agreement dated as
                    of July 19, 1995 between Calgene, Inc.
                    and Roderick N. Stacey...................................(P)

       10.20        Change of Control Employment Agreement dated
                    as of July 19, 1995 between Calgene, Inc.
                    and Michael J. Motroni...................................(P)

       10.21        Asset Purchase Agreement dated as of December
                    29, 1995 between Gargiulo, L.P. and Collier
                    Enterprises..............................................(P)

      *10.22        Partnership Agreement dated January 31, 1986
                    between Registrant and Rhone-Poulenc Agrochimie,
                    together with Reserach Agreement dated March 15,
                    1984 and Amendment thereto dated January 31, 1985........(A)

      *10.23        Amendment One to the Partnership Agreement
                    dated January 31, 1986 between Registrant and
                    Rhone-Poulenc Agrochimie dated September 30, 1989........(B)

      *10.24        License Agreement between Registrant and
                    Rhone-Poulenc Agrochimie dated October 1, 1989...........(B)

      *10.25        Agreements dated March 21, 1985 between Registrant
                    and Roussel-Uclaf S.A....................................(A)

      *10.26        Agreement dated April 1, 1988 between Registrant
                    and Roussel-Uclaf S.A. which amend the Agreements
                    dated March 21, 1985 between Registrant and
                    Roussel-Uclaf S.A........................................(B)

      *10.27        Agreement dated August 1, 1984 and Agreement
                    dated August 26, 1985 amending the prior Agreement
                    between Registrant and Campbell Soup Company.............(A)

      *10.28        Tomato Research Agreement 1988 to 1990 between
                    Campbell Soup Company and Registrant effective
                    as of August 1, 1988 which supersedes the Agreements
                    of August 1, 1984 and August 26, 1985 between
                    Campbell Soup Company and the Registrant.................(B)

      *10.29        Agreement dated March 20, 1986 between Registrant
                    and The Procter and Gamble Company ......................(A)

       10.30        Commercial Lease dated August 17, 1987,
                    as amended, covering property  located  at  1910
                    and  1920  Fifth  Street,  Davis, California.............(C)

       10.31        Commercial Lease dated August 31, 1983, as
                    amended, covering property located at 1970
                    Fifth Street, Davis, California..........................(A)

       Exhibits                                                             Page

       10.32        Commercial Lease dated August 22, 1983, as
                    amended, covering property inYolo County.................(A)

       10.33        Commercial Lease dated May 21, 1987, as amended,
                    covering property located at 1950 Fifth Street,
                    Davis, California........................................(C)

       10.34        Form of Directors and Officers Indemnification
                    Agreement................................................(C)

       10.35        401 (k) Tax Deferred Investment Plan.....................(D)

       10.36        Secured Revolving Credit Agreement Among
                    Registrant and Harris Trust and Savings Bank
                    and Caisse Nationale De Credit Agricole
                    Dated April 26, 1990.....................................(G)

       10.37        First Amendment to Secured Revolving Credit
                    Agreement and Secured Revolving Credit Note
                    Among Registrant and Harris Trust and Savings
                    Bank dated January 31, 1992..............................(E)

       10.38        Second Amendment to Secured Revolving Credit
                    Agreement and Secured Revolving Credit Note
                    Among Registrant and Harris Trust and Savings Bank
                    Dated January 31, 1993...................................(I)

       10.39        Third Amendment to Secured Revolving Credit
                    Agreement Among Registrant and Harris Trust and
                    Savings Bank Dated August 26,1993........................(O)

       10.40        Fourth Amendment to Secured Revolving Credit
                    Agreement and Secured Revolving Credit Note
                    Among Registrant and Harris Trust and Savings
                    Bank Dated February 26, 1994.............................(O)

       10.41        Fifth Amendment to Secured Revolving Credit
                    Agreement and Secured Revolving Credit Note
                    Among Registrant and Harris Trust and Savings
                    Bank Dated March 15, 1995................................(O)

       10.42        Sixth Amendment to Secured Revolving Credit
                    Agreement and Secured Revolving Credit Note
                    Among Registrant and Harris Trust and Savings
                    Bank Dated August 8, 1995................................(O)

       10.43        Seventh Amendment to the Secured Revolving
                    Credit Agreement and Waiver 1995.........................(M)

       10.44        Eighth Amendment to the Secured Revolving
                    Credit Agreement and Secured Revolving Credit
                    Note Among Calgene, Inc. and Harris Trust and
                    Savings Bank dated January 23,1996.......................(M)

       10.45        Ninth Amendment to the Secured Revolving Credit
                    Agreement and Secured Revolving Credit Note
                    Among Calgene, Inc. and Harris Trust and
                    Savings Bank dated March 28, 1996........................(N)

       10.46        1989 Employee Stock Purchase Plan........................(G)

       10.47        Joint Venture and Partnership Agreement by
                    and between Kirin Brewery Co. Ltd. and
                    Registrant dated March 14, 1990..........................(G)

      *10.48        License Agreement between Registrant and
                    Campbell Soup Company dated August 9, 1991...............(J)

       Exhibits                                                             Page

     **10.50        Oilseed Development Agreement between Registrant
                    and Monsanto Company dated May 8, 1996...................(Q)

       10.51        1981 Stock Option Plan as amended........................(B)

       10.52        1991 Stock Option Plan...................................(J)

       10.53        1996 Stock Option Plan...................................(P)

       10.54        Tenth Amendment to the Secured Revolving
                    Credit Agreement and Secured Revolving Credit
                    Note Among Calgene, Inc. and Harris Trust
                    and Savings Bank dated September 30, 1996................(R)

       10.57        Bank of America Revolver.................................168

       21.1         Subsidiaries of Registrant...............................(I)

       23.1         Consent of Independent Auditors..........................204

       27           Article 5 of Financial Data Schedule for the
                    Six Month Period ended December 31, 1996.................205




(A) Incorporated by reference to Registrant's Form S-1 Registration No. 33-5921
(B) Incorporated by reference to Registrant's Form 10-K dated September 30, 1989
(C) Incorporated by reference to Registrant's Form 10-K dated September 30, 1987
(D) Incorporated by reference to Registrant's Form 10-K dated September 30, 1988
(E) Incorporated by reference to Registrant's Form 10-K dated June 30, 1992
(F) Intentionally omitted
(G) Incorporated by reference to Registrant's Form 10-K dated June 30, 1990
(H) Intentionally omitted
(I) Incorporated by reference to Registrant's Form 10-K dated June 30, 1993, as amended
(J) Incorporated by reference to Registrant's Form 10-K dated June 30, 1991
(K) Intentionally omitted
(L) Incorporated by reference to Registrant's Form 8-K dated June 28, 1995
(M) Incorporated by reference to Registrant's Form 10-Q dated December 31, 1995
(N) Incorporated by reference to Registrant's Form 10-Q dated March 31, 1996
(O) Incorporated by reference to Registrant's Form 10-K/A dated October 30, 1995
(P) Incorporated by reference to Registrant's Registration Statement on Form S-4 dated February 6, 1996
(Q) Incorporated by reference to Registrant's Form 10-K dated June 30, 1996
(R) Incorporated by reference to Registrant's Form 10-Q dated September 30, 1996

* Confidential treatment of certain portions of these documents has been granted

**  Confidential treatment has been requested as to portions thereof