Form 10-K/A
period 1996-06-30
CALGENE INC /DE/
filed 1997-04-24
CIK 1011134

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MarkOne)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _______________ to _____________.

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

             Securities registered pursuant to Section 12(b) of the
                                      Act:

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

                                EXPLANATORY NOTE

              This Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 is filed solely to file a copy of Exhibit 10.50 listed in the Index to Exhibits hereto.

                                     SIGNATURES


              Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CALGENE, INC.



                               By:   /s/ Christian Leleu
                                     --------------------------
                                     Chief Financial Officer
Dated:  April 24, 1997              (Principal Financial and
                                     Accounting Officer)

         INDEX
         TO EXHIBITS


         Exhibits                                                           Page


         2.1      Agreement and Plan of Reorganization Between Calgene,
                  Inc.  and Monsanto Company dated as of October 13, 1995....(P)

         3.1      Certificate of Incorporation of the Registrant.............(P)


         3.2      Form of Amended and Restated Certificate of Incorporation
                  of  the Registrant.........................................(P)


         10.0     Form of Stockholders Agreement between the Registrant
                  and  Monsanto Company......................................(P)


         10.1     Form of Credit Facility Agreement between the Registrant
                  and  Monsanto Company......................................(P)

         10.2     Form of Gargiulo Credit Facility Agreement between
                  the  registrant and Monsanto Company.......................(P)


         10.3     Form of ACC Deaminase License Agreement between
                  the  Registrant and Monsanto Company.......................(P)


         10.4     Form of ADPGPP License Agreement between the Registrant
                   and Monsanto Company......................................(P)


         10.5     Form of CMV License Agreement between the Registrant
                  and  Monsanto Company......................................(P)


         10.6*    Form of FAD 3 License Agreement between the Registrant
                  and  Monsanto Company......................................(P)


         10.7     Form of Fruit Specific Promoter License Agreement
                  between the  Registrant and Monsanto Company...............(P)


         10.8     Form of Gemini Virus License Agreement between
                  the  Registrant and Monsanto Company.......................(P)

         10.9     Form of Insect Resistance License Agreement between
                  the  Registrant and Monsanto Company.......................(P)


         10.10    Form of Oil License Agreement between the Registrant
                  and  Monsanto Company......................................(P)


         10.11    Form of Letter Agreement between Calgene, inc.
                  and Monsanto  Company with respect to license of
                  Recombinant ACC Synthase...................................(P)


         10.12    Form of Insect-Protected Cotton License and Seed
                  Services  Agreement between Calgene, Inc. and Monsanto.....(P)
                  Company


         10.13   Second  Amended and Restated  Employment  Agreement
                 dated October 16, 1995 between Gargiulo, L.P. and
                 Jeffrey D. Gargiulo.........................................(P)


         10.14   Joint Venture  Agreement  dated as of December  15,
                 1992  between Gargiulo, L.P. and Dresick Farms, as amended
                 June 1, 1993................................................(P)


         10.15   Joint Venture Agreement  dated as of January 1, 1981
                 between Gargiulo, L.P. and Harllee-Gargiulo, Inc., as
                 amended October 31, 1989 and October 31, 1994...............(P)


         10.16   Joint Venture Agreement  dated as of October 31, 1994
                 between GargiuloMexico, L.L.C. and Hermanos Ley.............(P)


         10.17   Marketing Agreement  dated as of  September 1, 1988
                 between Gargiulo, Inc. and Harllee-Gargiulo, Inc............(P)


         10.18  Change of Control  Employment  Agreement dated as of
                July 19, 1995, between Calgene, Inc. and Roger H. Salquist...(P)


         10.19  Change of Control  Employment  Agreement dated as of
                July 19, 1995, between Calgene, Inc. and Roderick N. Stacey..(P)


         10.20  Change of Control  Employment  Agreement dated as of
                July 19, 1995, between Calgene, Inc. and Michael J. Motroni..(P)


         10.21  Asset Purchase  Agreement  dated as of December  29,
                1995 between Gargiulo, L.P. and Collier Enterprises..........(P)


         10.22* Partnership Agreement  dated  January 31, 1986 between
                Registrant Rhone-Poulenc Agrochimie, together with Research Agreement dated March 15, 1984 and Amendment thereto dated
                January 31, 1985.............................................(A)


         10.23* Amendment  One to the  Partnership  Agreement  dated
                January 31,  1986 between Rhone-Poulenc Agrochimie dated
                September 30, 1989...........................................(B)


         10.24* License  Agreement between  Registrant  and
                Rhone-Poulenc  Agrochimie dated October 1, 1989..............(B)


         10.25* Agreements dated March 21, 1985  between  Registrant and Roussel-Uclaf S.A........................................(A)


         10.26* Agreement dated  April 1,  1988  between  Registrant and Roussel- Uclaf S.A.  which amend the  Agreements  dated
                March 21, 1985 between Registrant and Roussel-Uclaf S.A......(B)


         10.27* Agreement dated  August 1, 1984 and  Agreement
                dated  August 26,  1985  amending  the prior  Agreement
                between Registrant and Campbell Soup Company.................(A)


         10.28* Tomato Research  Agreement  1988 to 1990 between
                Campbell  Soup Company and  Registrant  effective as of
                August 1,  1988  which  supersedes  the  Agreements  of
                August 1, 1984 and August  26,  1985  between  Campbell
                Soup Company and the Registrant..............................(B)


         10.29* Agreement dated March 20, 1986 between  Registrant
                and The Procter and Gamble Company...........................(A)


         10.30  Commercial Lease dated  August  17,  1987,  as
                amended,  covering  property  located  at 1910 and 1920
                Fifth Street, Davis, California..............................(C)


         10.31  Commercial Lease dated August 31, 1983, as amended, covering property located at 1970 Fifth Street, Davis
                California...................................................(A)


         10.32  Commercial Lease dated  August  31,  1983,  as
                amended,   covering  property  in Yolo County................(A)


         10.33  Commercial Lease dated May 21, 1987, as amended, covering property at 1950 Fifth Street, Davis, California.............(C)

         10.34  Form of Directors and Officers Indemnification Agreement.....(C)


         10.35  401(k)Tax Deferred Investment Plan...........................(D)


         10.36  Secured Revolving  Credit Agreement  Among  Registrant
                and Harris Trust and Savings Bank and Caisse  Nationale
                De Credit  Agricole Dated April 26, 1990.....................(G)


         10.37 First Amendment to Secured Revolving Credit Agreement and Secured Credit Note Among Registrant and Harris Trust
                and Savings Bank dated January 31, 1992......................(E)


         10.38  Second  Amendment  to Secured  Revolving  Credit  Agreement
                and Secured  Revolving  Credit Note Among  Registrant and
                Harris Trust and Savings Bank Dated January 31, 1993.........(I)


         10.39  Third Amendment  to Secured  Revolving  Credit  Agreement
                Among Registrant and Harris Trust and Savings Bank Dated
                August 26, 1993..............................................(O)


         10.40 Fourth Amendment to Secured Revolving Credit Agreement and Secured Revolving Credit Note Among Registrant and
                Harris  Trust and Savings Bank Dated February 26, 1997.......(O)


         10.41  Fifth Amendment to Secured Revolving Credit Agreement
                and  Secured Credit Note Among Registrant and Harris
                Trust  and  Savings Bank Dated March 15, 1997................(O)


         10.42 Sixth Amendment to Secured Revolving Credit Agreement and Secured Credit Note Among Registrant and Harris Trust and
                Savings Bank Dated August 8, 1995............................(O)


         10.43  Seventh Amendment to the Secured Revolving Credit
                Agreement and Waiver among Calgene, Inc. and Harris
                Trust  and Savings Bank dated December 29, 1995..............(M)


         10.44  Eighth Amendment to the Secured Revolving Credit
                Agreement  and Secured Revolving Credit Note  Among
                Calgene, Inc. and  Harris Trust and Savings Bank
                dated January 23, 1996.......................................(M)


         10.45  Ninth Amendment to the Secured Revolving Credit
                Agreement  and Second Revolving Credit Note Among
                Calgene, Inc. and  Harris Trust and Savings Bank
                dated March 28, 1996.........................................(N)


         10.46  1989 Employee Stock Purchase Plan............................(G)


         10.47  Joint Venture and Partnership Agreement by and
                between Kirin  Brewery Co. Ltd. and Registrant
                dated March 14, 1990.........................................(G)


         10.48* License Agreement between Registrant and Campbell
                Soup Company dated August 9, 1991............................(J)


         10.49  Letter of Intent with Monsanto Company.......................(L)


         10.50** Oilseed Development Agreement between Registrant
                 and  Monsanto Company dated May 8, 1996......................68


         10.51  1981 Stock Option Plan as amended............................(B)

         10.52  1991 Stock Option Plan.......................................(J)


         10.53  1996 Stock Option Plan.......................................(P)


         21.1   Subsidiaries of Registrant...................................(I)


         23.1*** Consent of Independent Auditors..............................96

         27***  Article 5 of Financial Data Schedule for Fiscal
                Year Ended  June 30, 1996.....................................97


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

*** Previously filed