Form 10-Q
period 1997-03-31
CALGENE INC /DE/
filed 1997-05-15
CIK 1011134

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

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

           Common Stock Outstanding at May 2, 1997: 66,767,395 shares

                                  CALGENE, INC.

                                      INDEX


                                                                       Page No.
Part I.  Financial Information (unaudited)

         Item 1.  Financial Statements....................................4

                  Condensed consolidated balance sheets -
                  March 31, 1997 and December 31, 1996 ...................4
                  Condensed consolidated statements of operations -
                  three months ended March 31, 1997 and 1996..............5

                  Condensed consolidated statements of cash flows -
                  three months ended March 31, 1997 and 1996 .............6

                  Notes to condensed consolidated financial statements ...7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................9


Part II.  Other Information

         Item 1.  Legal Proceedings 15

         Item 6.  Exhibits and Reports on Form 8-K.......................17


Signatures...............................................................18

                          PART I. FINANCIAL INFORMATION

                                  Calgene Inc.
                      Condensed Consolidated Balance Sheets
                                ($ in thousands)
                                   (Unaudited)


                                                                                  March 31          December 31
Assets                                                                              1997                1996
                                                                               -------------       -------------
Current assets:
  Cash and equivalents                                                              $  1,769            $  1,908
  Available-for-sale securities                                                           --               1,382
  Accounts receivable, net of allowances                                              45,084              16,748
  Inventories                                                                         28,923              37,272
  Prepaid expenses and other current assets                                            1,868               1,327
                                                                                    --------            --------
    Total current assets                                                              77,644              58,637

Property, plant and equipment:
  Land                                                                                18,258              18,258
  Buildings                                                                           19,276              18,418
  Leasehold improvements                                                               8,458               8,330
  Furniture, fixtures and equipment                                                   34,104              33,971
  Construction in progress                                                               761               1,411
                                                                                    --------            --------
                                                                                      80,857              80,388
  Less accumulated depreciation and amortization                                      21,168              19,642
                                                                                    --------            --------
    Property, plant and equipment, net                                                59,689              60,746

Product rights, patents and other intangible
     assets, less accumulated amortization                                            20,091              20,461
Costs in excess of fair values assigned to net
     assets acquired, less accumulated amortization                                   25,228              25,680
Assets held for sale                                                                   5,075               5,185
Other non-current assets                                                               4,625               3,171
                                                                                    --------            --------

                                                                                    $192,352            $173,880
                                                                                    ========            ========


Liabilities and shareholders' equity Current liabilities:
  Notes payable                                                                     $ 20,323            $  9,402
  Accounts payable                                                                    14,566              13,920
  Accrued payroll and related expenses                                                 4,130               3,470
  Accrued grower payments                                                                377               1,364
  Amounts due customers                                                                1,652                 317
  Accrued restructure expenses                                                         2,193               2,525
  Other current liabilities                                                            3,478               3,193
  Current portion of long-term debt                                                    5,043               5,139
                                                                                    --------            --------
    Total current liabilities                                                         51,762              39,330

Research and development advance from affiliate                                       10,000              10,000
Note payable to affiliate                                                             24,760              24,760
Interest payable to affiliate                                                          2,538               1,912
Accrued restructure expenses, long-term                                                3,860               3,860
Long-term debt                                                                        14,626              14,195

Commitments and contingencies

Minority interest                                                                        263                 263

Shareholders' equity:
  Common stock, $.001 par value; 100,000,000
    shares authorized;  66,765,586 and 66,714,636
    shares issued and outstanding at
    March 31, 1997 and December 31, 1996, respectively                                    67                  67
  Additional paid-in capital                                                         417,824             417,581
                                                                                    --------            --------
  Accumulated deficit                                                               (333,348)           (338,088)

    Total shareholders' equity                                                        84,543              79,560
                                                                                    --------            --------

                                                                                    $192,352            $173,880
                                                                                    ========            ========




                             See accompanying notes

                                  Calgene, Inc.
                 Condensed Consolidated Statements of Operations
                   ($ in thousands, except per share amounts)
                                   (Unaudited)

                                                    Three Months
                                                   Ended March 31
                                            --------------------------
                                               1997            1996
                                            ----------      ----------
Revenues:
  Product sales, net                        $   59,709      $   17,326
 Product development revenues                    1,669             225
                                            ----------      ----------
                                                61,378          17,551


Costs and expenses:
  Cost of goods sold                            45,116          13,173
  Research and development                       3,721           3,404
  Selling, general and administrative            7,157           4,550
  In-process research and development
    acquired                                      --            59,200
  Write-off of assets                             --            14,574
                                            ----------      ----------
                                                55,994          94,901


Interest expense                                (1,329)           (341)
Other income, net                                  699             754
                                            ----------      ----------

Income (loss) from operations before
  income taxes                                   4,754         (76,937)
Provision for income taxes                          14              18
                                            ----------      ----------

Net income (loss)                           $    4,740      $  (76,955)
                                            ==========      ==========


Net income (loss) per share                 $     0.07      $    (2.52)
                                            ==========      ==========


Shares used in per share calculations       69,588,306      30,578,620





                             See accompanying notes.


                                  Calgene, Inc.
                 Condensed Consolidated Statements of Cash Flows
                   Increase (Decrease) in Cash and Equivalents
                                ($ in Thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                   March 31
                                                                         -----------------------------
                                                                            1997              1996

Cash flows from operating activities:
  Net income (loss)                                                      $  4,740            $(76,955)
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                                           2,888               1,278
    In-process research and development acquired                             --                59,200
    Write-off of assets                                                      --                14,574
    Other                                                                      21                (545)
  Net changes in:
    Operating assets                                                      (20,528)             (5,701)
    Operating liabilities                                                   2,233                (455)
                                                                          -------              ------
      Net cash used in operating activities                               (10,646)             (8,604)

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities                      1,393               1,923
  Purchase of available-for-sale securities                                  --                  (418)
  Capital expenditures for property, plant and equipment                     (880)               (494)
  Purchases of product rights, patents and
    other intangible assets                                                  (163)               (147)
  Payment for purchase of subsidiary, net of cash
    and equivalents acquired                                                 --                (1,219)
  Other noncurrent assets                                                  (1,068)                883
                                                                          -------              ------
    Net cash (used in) provided by investing activities                      (718)                528

Cash flows from financing activities:
  Proceeds from notes payable                                              18,841               4,125
  Payments on notes payable                                                (7,920)               (163)
  Increase in securities-pledged                                             (250)                 (9)
  Increase in borrowings of long-term debt                                  1,500                --
  Principal payments on long-term debt                                     (1,175)               (243)
  Proceeds on notes payable to affiliate                                    5,000               5,000
  Payments on notes payable to affiliate                                   (5,000)               --
  Sale of common stock                                                        229                  87
                                                                          -------              ------
    Net cash provided by financing activities                              11,225               8,797
                                                                          -------              ------

Net increase (decrease) in cash and equivalents                              (139)                721
Cash and equivalents at beginning of period                                 1,908               3,124
                                                                          -------              ------
Cash and equivalents at end of period                                    $  1,769            $  3,845
                                                                          =======              ======


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                           $    681            $    550
      Income taxes                                                       $     49            $     24


                             See accompanying notes.


              Notes to Condensed Consolidated Financial Statements

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the interim periods. These financial statements should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the six month period ended December 31, 1996. The Company changed its fiscal year end from June 30 to December 31 beginning with the period ended December 31, 1996.

     In the opinion of management, the interim financial statements reflect all adjustments necessary, consisting only of normal recurring adjustments, to present fairly the Company's consolidated financial position at March 31, 1997, and the consolidated results of operations and cash flows for the fiscal quarters ended March 31, 1997 and 1996. Results for the period ended March 31, 1997, are not necessarily indicative of results to be expected for the entire year.

     Net income  (loss) per share has been  computed by dividing  the net income
(loss) by the weighted average number of common shares outstanding during each period. Common shares issuable from stock options and convertible debt have been excluded from the computation of net income (loss) per share if their inclusion would be antidilutive.

     Certain amounts reported as of December 31, 1996 and for the fiscal quarter ended March 31, 1996, have been reclassified to conform with the presentation of the fiscal quarter ended March 31, 1997.

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

2.   Accounting Pronouncement
     ------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS 128 on the calculation of earnings per share is not expected to be material.

3.   Inventories
     -----------

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. Inventories consist of the following (in thousands):

                                   March 31, 1997              December 31, 1996
                                 ----------------              -----------------

          Growing crops          $      14,157                 $       17,958
          Supplies and seed
          inventories                    6,179                          5,836
          Finished goods                 4,643                          5,689
          Work in progress               1,736                          2,631
          Raw materials                  2,208                          5,158
                                    ----------                    -----------

                                 $      28,923                 $       37,272
                                    ==========                    ===========

4.   Patent and Legal Proceedings
     ----------------------------

     See Part II -         Other Information
                           Item 1. Legal Proceedings


5.   Tender Offer and Subsequent Events
     ----------------------------------

     In January 1997, the Company received an unsolicited proposal from Monsanto Company ("Monsanto") to acquire all of the outstanding shares of the Company's common stock that Monsanto does not already own. On March 31, 1997 Monsanto and the Company entered into an Agreement and Plan of Merger whereby Monsanto would acquire the remaining shares of Calgene for $8 per share in cash ("Agreement"). The Agreement was approved by a special committee composed of Calgene's directors who are neither designees of Monsanto nor Calgene employees.

     Pursuant to the Agreement, Monsanto commenced a tender offer on April 7, 1997. The tender offer was conditional upon the tender of a majority of the outstanding Calgene shares not owned by Monsanto and other customary conditions. The tender offer expired on May 2, 1997. The obligation of Monsanto to accept for payment and pay for shares tendered pursuant to the offer was conditional upon there being validly tendered and not withdrawn prior to the expiration of the offer (i) not less than a majority of the publicly held shares and (ii) at least the number of shares that when added to the shares owned by Monsanto shall constitute ninety percent of the shares then outstanding, and certain other conditions. Approximately 26.8 million or 88% of the publicly held shares were tendered. As a result of the tender offer, Monsanto will own approximately 94% of the outstanding Calgene Shares. Monsanto is in the process of completing the merger of Calgene pursuant to which Monsanto will acquire the remaining shares at the same $8 per share price.

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

     The Company changed its fiscal year-end from June 30 to December 31 beginning with the period ended December 31, 1996.

     Revenues

     Calgene's product sales in the quarter ended March 31, 1997 increased 245% to $59.7 million from $17.3 million in the corresponding period of the prior year. The increase is due to the inclusion of Gargiulo's revenues which increased produce sales by $40.9 million, and higher specialty chemical sales of $1.6 million. Gargiulo's product sales in the quarter were $43.3 million and were largely comprised of tomato sales of $26.6 million, berry sales of $5.7 million and pepper sales of $4.6 million.

     Product development revenues in the current quarter increased by $1.4 million as compared to the corresponding period of the prior year. The increase reflects a $750,000 technology license sale and the recognition of benchmark milestone payments totalling $550,000.

     Gross Profit

     Calgene's gross profit on net product sales was $14.6 million in the quarter ended March 31, 1997, as compared to a gross profit of $4.2 million in the comparable period of the prior year. The $10.4 million improvement is attributable to the inclusion of Gargiulo's gross profit on net product sales of $9.5 million, and higher volumes of specialty chemical sales which resulted in an increase of $608,000. Gargiulo's gross profit reflects higher than usual unit prices for tomatoes due to the impact of the January 1997 Florida freeze. Although Florida tomato production was significantly reduced in February and March, the Company's Mexico and Puerto Rico operations were not impacted by the Florida freeze and were able to generate higher than normal margins.

     Research and Development Expenses

     Research and development expenses increased by $317,000 or 9.3% to $3.7 million in the quarter ended March 31, 1997, as compared to the corresponding period of the prior year. The increase was primarily due to the inclusion of Gargiulo variety development expenses.

     Selling, General and Administrative Expenses

     Calgene's selling, general and administrative expenses increased by $2.6 million or 57.3% to $7.2 million in the quarter ended March 31, 1997, as compared to the corresponding period of the prior year. The increase reflects $2.9 million in higher expenses for the Company's fresh market produce operations attributable to the inclusion of Gargiulo.

     In-process Research & Development Acquired

     In connection with Calgene's transaction with Monsanto, Calgene engaged an independent appraiser to provide the Company with recommendations of value for certain assets acquired from Monsanto, including Gargiulo. Based on the valuation analysis, Calgene assigned $59.2 million of the purchase price to in-process research and development. Because the technological feasibility of the acquired in-process research and development has not been established and has no alternative future uses, it was expensed in the first quarter of 1996. Although the Company is in the process of evaluating its research and development projects, it is expected that future expenditures of over $20 million will be necessary to develop the acquired in-process technology into commercial products.

     Write-off of Assets

     In the quarter ended March 31, 1996, the Company recorded a charge of approximately $14.6 million for the write-off of assets, including $9.4 million primarily related to the merger of Calgene's tomato operations into Gargiulo. The write-off of tomato assets primarily reflects a $5.4 million asset impairment charge due to the consolidation of facilities and equipment and a $2.5 million write-off of obsolete technology licenses. The Company also recorded $1.5 million for the write-off of its investment in a majority owned potato joint venture (before minority interest), and $1.0 million for the write-off of a technology license option the Company does not intend to exercise. As a consequence of the Company's decision in the quarter ended March 31, 1996, to reduce its emphasis on commodity distribution products at Calgene Chemical, the excess purchase price of net assets acquired associated with the commodity distribution business was written-down to net realizable value resulting in a $1.2 million expense.

     Interest Expense

     Interest expense, which reflects the Company's borrowings on its bank lines of credit and long-term debt obligations, increased $988,000 to $1.3 million in the quarter ended March 31, 1997, as compared to the corresponding period of the prior year. The increase was due to interest expense of $966,000 attributable to Gargiulo's debt obligations.

     Pre-Tax  Income (Loss) from Operations

     In the quarter ended March 31, 1997, Calgene recorded pre-tax income of $4.8 million as compared to a pre-tax loss of $77.0 million incurred in the corresponding period of the prior year. The $81.7 million difference reflects charges of $73.8 for in-process research and development expense and asset write-downs that were recorded in the first quarter of the prior year. In addition, the improvement reflects the favorable impact from the inclusion of Gargiulo's pre-tax income in the first quarter of the current year, higher product development revenues, and higher gross profits on sales of specialty chemicals.

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


Liquidity and Capital Resources

     At March  31,  1997  Calgene  had  cash  and  equivalents  and  short  term available-for-sale securities of approximately $1.8 million, excluding $1.1 million in securities pledged as collateral for certain obligations. This was a decrease of $1.5 million from December 31, 1996. Uses of cash include a $20.5 million increase in operating assets; payments of $1.2 million on long-term debt; a $1.1 million increase in other noncurrent assets; and the acquisition of $880,000 in property, plant and equipment. Sources of cash included a $10.9 million net increase in notes payable; income from the Company's operations; a $2.2 million increase in operating liabilities; and a $1.5 million increase in long-term debt. The Company's investment policy is to invest excess cash in high quality, liquid, short-term fixed income securities.

     Accounts receivable at March 31, 1997 increased by $28.3 million as compared to December 31, 1996 primarily due to higher sales of fresh produce and higher seasonal sales of cottonseed. Correspondingly, inventories decreased by $8.3 million due to lower tomato growing costs and the reduction of bulk cottonseed.

     Current liabilities increased $12.4 at March 31, 1997 as compared to December 31, 1996 largely due to a $10.9 million increase in notes payable; a $1.3 million increase in amounts due customers for cotton seed returns consistent with industry practice, and increases in trade accounts payable and accrued payroll. These increases were partly offset by a $987,000 decrease in accrued grower payments.

     Net working capital increased $6.6 million from $19.3 million at December 31, 1996 to $25.9 million at March 31, 1997 primarily due to a $28.3 million increase in accounts receivable. This increase was partly offset by a $12.4 million increase in current liabilities, and a $8.3 million decrease in inventories.

     In the normal course of business, the Company enters into various grower contracts with third party growers. Pursuant to these contracts, the Company contracts with growers to purchase their crop, subject to certain quality standards, at the end of the growing cycle which is generally less than one year. The amount of outstanding grower contract commitments was approximately $5.1 million at March 31, 1997.

     The Company has capitalized the legal fees incurred in its lawsuit with Enzo Biochem, Inc. related to Calgene's defense of its antisense patent. On February 2, 1996, the court ruled on behalf of the Company and held that Calgene's patent was valid. If the defense of Calgene's patent is unsuccessful as a result of potential appeals, the Company would have to expense all of these unamortized legal costs. At March 31, 1997, the amount of these unamortized costs was $5.6 million.

         Monsanto is obligated, subject to certain terms and conditions, to lend up to $40 million to Gargiulo ("Gargiulo Credit Facility"). As of March 31, 1997, $24.8 million of the Gargiulo Credit Facility was outstanding. The credit facility agreement contains various covenants precluding Calgene and its subsidiaries from taking certain actions without the approval of Monsanto.

     Calgene had a $13 million line of credit with Harris Trust and Savings Bank (the "Harris Credit Facility") which expired on February 28, 1997. During the quarter ended March 31, 1997 the Company replaced this line of credit with a $20 million working capital line of credit with Bank of America ("the B of A Facility"). The B of A Facility expires on December 1, 1999. Available credit increases to $30 million after December 31, 1997 and to $40 million after December 31, 1998. Borrowings under this line of credit bear interest at one quarter percent below the bank's reference rate unless the Company elects optional negotiable fixed rates or the LIBOR rate plus one and one-half percentage points. On March 31, 1997 the bank's reference rate was 8.5%. The effective annual interest rate for this line of credit was 7.51% for the three month period ended March 31, 1997. As of March 31, 1997, $16.6 million of indebtedness was outstanding on the bank line of credit.

     A $3.5 million line of credit with a bank is used to finance working capital requirements at Gargiulo's Puerto Rico operations. Borrowings under this line bear interest at prime. This credit line expires on September 30, 1997. On March 31, 1997, the bank's prime rate was 8.5%. As of March 31, 1997, there was $3.5 million outstanding on the line of credit.

     In January 1997, the Company received an unsolicited proposal from Monsanto Company ("Monsanto") to acquire all of the outstanding shares of the Company's common stock that Monsanto does not already own. On March 31, 1997 Monsanto and the Company entered into an Agreement and Plan of Merger whereby Monsanto would acquire the remaining shares of Calgene for $8 per share in cash ("Agreement"). The Agreement was approved by a special committee composed of Calgene's directors who were neither designees of Monsanto nor Calgene employees.

     Pursuant to the Agreement, Monsanto commenced a tender offer on April 7, 1997. The tender offer was conditional upon the tender of a majority of the outstanding Calgene shares not owned by Monsanto and other customary conditions. The tender offer expired on May 2, 1997. The obligation of Monsanto to accept for payment and pay for shares tendered pursuant to the offer was conditional upon there being validly tendered and not withdrawn prior to the expiration of the offer (i) not less than a majority of the publicly held shares and (ii) at least the number of shares that when added to the shares owned by Monsanto shall constitute ninety percent of the shares then outstanding, and certain other conditions. Approximately 26.8 million or 88% of the publicly held shares were tendered. As a result of the tender offer, Monsanto will own approximately 94% of the outstanding Calgene Shares. Monsanto is in the process of completing the merger of Calgene pursuant to which Monsanto will acquire the remaining shares at the same $8 per share price.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On April 31, 1997, Fletcher Capital Markets, Inc. ("Fletcher") filed suit in the United States District Court of Delaware alleging that Calgene, Inc. failed to honor its obligation to sell 2,352,942 shares of Common Stock of Calgene to Fletcher for $10 million or $4.25 per share pursuant to a Common Stock Purchase Agreement dated May 31, 1994 (the "Stock Purchase Agreement"). Fletcher is seeking damages of at least $8.8 million representing the difference between the fair value of the shares, which is not less than the $8 per share consideration offered in the tender offer and merger by Monsanto Company, and Fletcher's cost of the shares, which Fletcher contends is $4.25 per share, plus attorney fees and other costs. No discovery has occurred to date in this action. The Company believes it has meritorious defenses to the allegations set forth in the complaint.

     Shortly after the January 28, 1997 announcement by Monsanto Company that it proposed to acquire the remaining Calgene publicly held shares, several putative class actions were filed in the Delaware Court of Chancery challenging the fairness of the proposed transaction to the minority stockholders. These actions have been consolidated for all purposes (the "Consolidated Action"). In substance, the complaints allege that because of Monsanto's ownership of approximately 54.5% of the Company and control of the Calgene Board, no independent group of Company directors exists and no independent advisor can be chosen to properly consider Monsanto's acquisition proposal. The plaintiffs also claim that the defendants - Monsanto, the Company, and several individuals serving as directors of one or more of these companies - breached their fiduciary duties to the public stockholders by failing to take adequate steps to determine the fair value of the shares or to condition the offer on acceptance by holders of a majority of the publicly held shares. The relief sought by the plaintiffs includes an injunction against the acquisition by holders of a majority of the publicly held shares. The relief sought by the plaintiffs includes an injunction against the acquisition by Monsanto; a declaration that each of the defendants have breached their fiduciary duties; compensatory and/or rescissory damages plus costs, disbursements and attorneys' and experts' fees in unspecified amounts. On March 31, 1997, the parties to the Consolidated Action entered into a memorandum of understanding reflecting their agreement in principle to settle the Consolidated Action. To resolve the Consolidated Action, Monsanto will seek to acquire the Company pursuant to the offer and the merger at the offer price of $8.00 per share. The consummation of the settlement is subject to a number of conditions, including the completion by plaintiff of any additional necessary discovery satisfactory to plaintiffs, the drafting and execution of a definitive stipulation of settlement, consummation of the offer and the merger and final court approval of the settlement and dismissal of the Consolidated Action, with prejudice. If such conditions are met, plaintiffs' counsel intends to apply for court awarded attorneys' fees and disbursements to be paid by Monsanto in an amount not to exceed $795,000. Defendants will not oppose such application. In the event settlement of the Consolidated Action is not consummated and plaintiffs' counsel continues the Consolidated Action, such litigation could result in substantial expense to the Company and significant diversion of efforts to the Company's management team. The Company believes that all of such lawsuits are without merit, and would vigorously defend such actions. There can be no assurance, however, that in such event the plaintiffs will not be successful.

     On February 11, 1997, three named plaintiffs filed a Class Action Complaint against Gargiulo, Inc. in the United States District Court for the Northern District of California, San Jose Division. The Complaint arose from the employment relationship between the named and unnamed plaintiffs and Gargiulo, Inc. The plaintiffs allege certain violations of the Migrant and Seasonal Agricultural Worker Protection Act ("MSPA"), California's IWC Wage Order, The California Labor Code, and the California Business and Professions Code; and Breach of Contract. The plaintiffs seek damages including all unpaid wages, statutory damages under the California Labor Code; a declaration that Gargiulo violated MSPA, monetary damages pursuant to MSPA; and for an order enjoining Gargiulo, Inc. from violations of MSPA. Gargiulo's insurance carriers were contacted regarding this lawsuit. As of March 27, 1997, Gargiulo has answered the Class Action Complaint, and is initiating discovery regarding class certification. Gargiulo, Inc. is also waiting for the response from its insurance carrier. While the results of the Class Action Complaint cannot be predicted, the Company believes that the ultimate outcome will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     Nevertheless, if on reconsideration or as a result of an appeal a court were to determine that one or more of the Enzo Patents validly covers plant cells and that such patents are infringed by Calgene's sales of products incorporating such antisense technology, Calgene could be held liable for significant damages and could be precluded from producing and selling the FLAVR SAVR tomato, as well as other products currently under development. There is no assurance that a license, if necessary, could be obtained by Calgene on commercially acceptable terms, if at all. If the court were to determine that the Calgene Antisense Patent is invalid or unenforceable, Calgene would be deprived of the competitive and licensing advantages afforded by its patent. Moreover, the Company would have to expense the capitalized legal fees related to the defense of the Calgene's Antisense Patent, which amounted to approximately $5.6 million at March 31, 1997.

     On October 18, 1995, two groups of Plaintiffs filed separate complaints against various Defendants including Gargiulo & Associates in the United States District Court for the Eastern District of California. Both complaints arose from the same set of facts and allege the same three theories of recovery. These actions were consolidated. The cases involve personal injury claims relating to vehicle accident in which numerous migrant labor workers being transported to the farm of Gargiulo & Dresick Associates (which was being farmed under contract by Dresick Farms, Inc.) were killed or injured. The two cases, Albertano Alberto Jimenez; et al. v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vegas; Robles Rios; Jesus Loza and Samuel Santiago Vasquez, and Jose Vasquez; et al. v. Gargiulo & Associates; Pat Kreger, Inc., Manuel Vegas; Robles Rios; Jesus Loza and Samuel Santiago Vasquez, were both filed on October 18, 1995. The plaintiffs sought general damages, including compensation for pain and suffering; special damages, including past, present and future medical expenses; compensation for the loss of past and future income; and punitive damages in an unspecified amount. Gargiulo's insurance carriers have been contacted regarding these lawsuits. As of March 12, 1997, Gargiulo was granted its Motion for Summary Judgment as to all of the claims against it. This matter is now subject to appeal after judgment enters. Judgment will not be entered unless the court grants Gargiulo's motion for entry of judgment which is expected to be filed by June 1, 1997, or until the matter is determined as to all remaining defendants.

     The Company is party to other pending litigation incidental to its business and has from time to time been notified of various claims that are not the subject of pending litigation. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of all such other litigation matters and claims will not have a material adverse effect on its consolidated financial position or results of operations.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A.       Exhibits

                  11     Schedule of Computation of Per Share Income (Loss)

                  27     Financial Data Schedule (EDGAR)

         B.       Reports on Form 8-K

                  None.

                                   Signatures





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CALGENE, INC.


Date:  May 15, 1997




                                     By:  /s/ Christian Leleu
                                          -------------------
                                          Christian Leleu
                                          Chief Financial Officer